Form 10-K
period 1993-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1994-03-08
CIK 724533

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended     December 31, 1993
                                        ------------------

          Commission file number             0-13120
                                        -----------------

                         AMERICAN INSURED MORTGAGE INVESTORS
          -----------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

                       California                          13-3180848
          -------------------------------------      ----------------------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

          11200 Rockville Pike, Rockville, Maryland           20852
          -----------------------------------------  ----------------------
          (Address of principal executive offices)          (Zip Code)

                                    (301) 468-9200
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                   Title of each class                 which registered
          -----------------------------------   ---------------------------
              Depository Units of Limited         American Stock Exchange
                 Partnership Interest

             Securities registered pursuant to Section 12(g) of the Act:

                                         None
          -----------------------------------------------------------------
                                   (Title of class)

               Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes  X    No
                                     -----    -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

               As of February 1, 1994, 10,000,000 depositary units of limited partnership interest were outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $48,125,000.

                         DOCUMENTS INCORPORATED BY REFERENCE
          -----------------------------------------------------------------

               Form 10-K Parts                     Document
               ----------------                    ---------

                 II and IV               Prospectus of Registrant dated
                                           November 30, 1983

                         AMERICAN INSURED MORTGAGE INVESTORS

                           1993 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

                                        PART I
                                        ------
                                                                   Page
                                                                   ----
          Item 1.   Business  . . . . . . . . . . . . . . . . . .    3
          Item 2.   Properties  . . . . . . . . . . . . . . . . .    3
          Item 3.   Legal Proceedings . . . . . . . . . . . . . .    4
          Item 4.   Submission of Matters to a Vote of
                      Security Holders  . . . . . . . . . . . . .    4

                                       PART II
                                       -------
          Item 5.   Market for Registrant's Securities and
                      Related Security Holder Matters . . . . . .    5
          Item 6.   Selected Financial Data . . . . . . . . . . .    7
          Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .    9
          Item 8.   Financial Statements and Supplementary Data .    14
          Item 9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure  . .    14

                                       PART III
                                       --------
          Item 10.  Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . .    15
          Item 11.  Executive Compensation  . . . . . . . . . . .    16
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . .    16
          Item 13.  Certain Relationships and Related Transactions   16

                                       PART IV
                                       -------
          Item 14.  Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K . . . . . . . . . . . .    17

          Signatures  . . . . . . . . . . . . . . . . . . . . . .    19

                                        PART I

          ITEM 1.   BUSINESS

          Development and Description of Business
          ---------------------------------------
               Information concerning the business of American Insured Mortgage Investors (the Partnership) is contained in Part II,
          Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5, and 6 of the notes to the financial statements of the Partnership contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule XII-Mortgage Loans on Real Estate, contained in Item 14, for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1993.

          Employees
          ---------
               The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) and CRI/AIM Management, Inc. (the Sub-advisor). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). CRI is also an affiliate of the Sub-advisor. The Partnership has no employees.

          Competition
          -----------
               In disposing of Insured Mortgages, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending insti-tutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of FHA insured mortgages than the Partnership.

               Pursuant to the Sub-advisory Agreements, the Advisor retained the Sub-advisor to perform the services required of the Advisor under the Advisory Agreements. CRI also serves as a general partner of the advisers to CRIIMI MAE and CRI Liquidating REIT, Inc., which have investment objectives similar to those of American Insured Mortgage Investors-Series 85, L.P. (AIM 85), American Insured Mortgage Investors L.P. - Series 86 (AIM 86) and American Insured Mortgage Investors L.P. - Series 88 (AIM 88) as well as the Partnership (collectively, the AIM Partnerships).
          CRI and its affiliates are also general partners of a number of other real estate limited partnerships. CRI and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, real estate investment trusts (REITs) or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRI, including CRIIMI MAE and CRI Liquidating REIT, Inc., are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, the Sub-advisor and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRI and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

          ITEM 2.   PROPERTIES

               Although the Partnership does not own the related real estate, the Insured Mortgages in which the Partnership has invested are first liens on the respective multifamily residential developments or retirement homes.

                                        PART I


          ITEM 3.   LEGAL PROCEEDINGS

               There are no material legal proceedings to which the Partnership is a party.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to the security holders to be voted on during the fourth quarter of 1993.

                                       PART II

          ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
                         HOLDER MATTERS

          Principal Market and Market Price for Units and Distributions
          -------------------------------------------------------------
               From November 5, 1985 through July 6, 1989, the Units were included in the NASDAQ National Market System. From July 7, 1989 through April 7, 1992, the Units were traded in the over-the-counter market and quoted on the NASDAQ quotation system under the symbol "AIMAZ."

                Since April 8, 1992, the Units have traded on the American Stock Exchange with a trading symbol of AIA.

               The high and low bid prices for the Units as reported in AMEX or the NASDAQ Quotation System and distributions, as applicable, for each quarterly period in 1993 and 1992 were as follows:


                                                           Amount of
                                          1993           Distribution
            Quarter Ended           High        Low        Per Unit
          -------------------      -------    -------    ------------
           March 31,               $4 7/8     $4 5/16     $    .095
           June 30,                 4 3/4      4 5/16          .090
           September 30,            4 13/16    4 7/16          .090
           December 31,             5 1/8      4 1/4           .370(1)
                                                          ---------
                                                          $    .645
                                                          =========

                                                           Amount of
                                          1992           Distribution
            Quarter Ended           High        Low        Per Unit
          -------------------      -------    -------    ------------
           March 31,               $4 5/8     $4 1/2      $   1.53(2)
           June 30,                 5 5/8      3 7/8           .10
           September 30,            4 3/4      3 7/8           .09
           December 31,             4 5/8      4 1/8           .10
                                                          --------
                                                          $   1.82
                                                          ========

          (1) This includes a special distribution of $.28 per Unit comprised of: (i) $.21 per Unit return of capital from the disposition of the mortgages on Chapelgate Apartments and Cumberland Village and (ii) $.07 per Unit capital gain from these dispositions plus additional sales proceeds from the sale of the mortgage on Clark and Elm Apartments.

          (2) This includes a $1.34 per Unit special distribution due to the disposition of the mortgage on Clark and Elm Apartments and the receipt of the remaining 9% of assignment proceeds from the mortgage on Foxfire West Apartments.

               The United States Congress recently repealed portions of the federal tax code which had an adverse impact on tax-exempt investors in "publicly traded partnerships." In an effort to allow pension funds and other tax-exempt organizations to invest in publicly-traded partnerships, the Revenue Reconciliation Act of 1993 repealed the rule that automatically treated income from publicly-traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly-traded partnerships such as AIM 84 are now treated the same as investments in other partnerships for purposes of the unrelated business taxable income rules.

                                       PART II

          ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
                         HOLDER MATTERS - Continued

               There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

               The Partnership's Dividend Reinvestment Plan was amended effective April 10, 1992 to exclude the amount of any special distributions from reinvestment under the Plan. The regular distributions will continue to be automatically reinvested in additional Units as in the past.

                                                    Approximate Number
                                                   of Unitholders as of
               Title of Class                        December 31, 1993
          ---------------------------             ----------------------

          Depository Units of Limited
           Partnership Interest                           11,000

                                       PART II

          ITEM 6.   SELECTED FINANCIAL DATA
                    (Dollars in thousands, except per Unit amounts)


                                                             For the years ended December 31,
                                            1993           1992           1991           1990           1989
                                          --------       --------       --------       --------       --------
    Income                                $  4,487       $  4,747       $  5,761       $ 11,231       $ 18,647

    Net gains (losses) from
      mortgage dispositions                    762            (21)           260         (3,323)           556

    Net earnings                             4,528          3,867          4,626          5,448         15,878

    Composition of distributions
      per Limited Partnership
      Unit(1)(2):

        Earnings                          $   .440       $    .38       $   .450       $    .53       $  1.540
        Return of capital                     .205           1.44           .099          10.76          2.045
                                          --------       --------       --------       --------       --------
           Total                          $   .645       $   1.82       $   .549       $  11.29       $  3.585
                                          ========       ========       ========       ========       ========
    Total assets                          $ 47,630       $ 46,971       $ 62,029       $ 63,962       $177,697

    Partners' equity                        43,749         45,864         60,741         61,773        172,718

    (1)  Calculated based upon the weighted average number of Limited Partnership Units outstanding.  See Note 2 of
         Notes to Financial Statements contained in Item 8. "Financial Statements and Supplementary Data."
    (2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1993, 1992,
         1991, 1990 and 1989 which were paid subsequent to each year end.  See Notes 3 and 6 of Notes to Financial
         Statements contained in Item 8. "Financial Statements and Supplementary Data."

                                       PART II

               The selected statements of operations data presented above for the years ended December 31, 1993, 1992 and 1991, and the balance sheet data as of December 31, 1993 and 1992, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1990 and 1989 and the balance sheet data as of December 31, 1991, 1990 and 1989 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          General
          -------
               American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. During the period from March 1, 1984 (the initial closing date of the Partnership's public offering) through December 31, 1984, the Partnership, pursuant to its public offering of 10,000,000 depositary units of limited partnership interest (Units), raised a total of $200,000,000 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 limited partnership interests in exchange therefor.

               At a special meeting of the limited partners and Unitholders of the Partnership held on August 16, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acts as the assignor limited partner in the Partnership, as described below, and the adoption of provisions which prohibit a "Reorganization Transaction" (including transactions commonly known as "roll-ups") for a period of five years unless approved by a super-majority.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded AIM Capital Management Corp. (the former managing general partner with a partnership interest of 2.8%) and IRI Properties Capital Corp. (the former corporate general partner with a partnership interest of 0.1%) as the sole general partner of the Partnership. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE) formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is CRI. In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement. The former managing general partner, former corporate general partner and former associate general partner are sometimes collectively referred to as former general partners.

               Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (Integrated Funding) as the adviser of the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and disposes of the Partnership's mortgages.

               Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). The Partnership purchased the Acquired Insured Mortgages from unaffiliated third parties at a discount from the outstanding principal balance. With respect to the two remaining Originated Insured Mortgages, the Partnership is entitled to receive, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and of the net proceeds from the refinancing, sale or other disposition of the development. No payments were

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued


          received in 1993, 1992 or 1991 as a result of the Participations. Through November 1988, the former managing general partner had the right to reinvest the proceeds from any sale or prepayment of an Insured Mortgage or any insurance proceeds received from the assignment of an Insured Mortgage (subject to the conditions set forth in the Partnership Agreement). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

               As of December 31, 1993, the Partnership had remaining investments in 16 Insured Mortgages, including one Originated Insured Mortgage classified as Mortgage Held for Disposition, with an aggregate carrying value and face value of $43,342,199 and $49,225,550, respectively, all of which were originated or acquired by the former managing general partner. All of the Partnership's Insured Mortgages are insured by the United States Department of Housing and Urban Development (HUD) for 100% of their current face value, less a 1% assignment fee, and are nonrecourse first liens on multifamily residential developments or retirement homes owned by entities unaffiliated with the Partnership, its General Partner, or their affiliates and are insured under Section 221(d)(4) of the National Housing Act. As of December 31, 1993, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

          Mortgage Dispositions
          ---------------------
               A summary of dispositions that are included in the statements of operations for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued



                                                                                        Financial
                                                                                        Statement
                              Year of       Type of     Net Carrying        Net        Gain/(Loss)
    Complex Name            Disposition   Disposition       Value        Proceeds      Recognized
    ------------------      -----------   -----------   ------------   ------------    -----------
    Foxfire West Apts.(a)      1991(c)    Assignment    $  1,408,357   $  1,590,050    $   340,677
    Clark & Elm Apts.(b)       1991       Sale of a
                                          defaulted
                                          mortgage                --             --        (80,215)
    Foxfire West Apts.(a)      1992(c)    Assignment              --        158,984             --
    Clark & Elm Apts.(b)       1992       Sale of a
                                          defaulted
                                          mortgage        13,673,692     13,652,589        (21,103)
    Clark & Elm Apts.(b)       1993       Sale of a
                                          defaulted
                                          mortgage                --        108,415(d)     108,415
    Chapelgate Apts.(a)        1993       Sale of a
                                          defaulted
                                          mortgage           682,731        901,171        218,440
    Cumberland Village(a)      1993       Sale of a
                                          defaulted
                                          mortgage         1,520,268      1,955,663        435,395

    (a)  Disposition of Acquired Insured Mortgage.
    (b)  Disposition of Originated Insured Mortgage.
    (c)  Approximately 90% of the net proceeds were received and distributed in 1991.  The remaining balance was received and distributed in 1992.
    (d)  Represents additional proceeds received resulting from an adjustment to the 1992 sale price.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued


          Results of Operations
          ---------------------

          1993 versus 1992
          ----------------
               Net earnings for 1993 increased compared to 1992 primarily due to the recognition of gains from mortgage dispositions in September and November 1993 as shown in the above chart.

               Mortgage investment income decreased during 1993 compared to 1992 primarily due to the decrease in the mortgage base resulting from mortgage dispositions during 1993 and 1992.

               Interest and other income decreased during 1993 compared to 1992 due to the temporary investment of proceeds received during January 1992 from the sale of the defaulted mortgage on Clark and Elm Apartments pending the distribution to Unitholders in May 1992.

               General and administrative expenses decreased for 1993 as compared to 1992. This decrease was due primarily to the payment in 1992 of non-recurring professional fees in connection with the transfer of the title of the Partnership's mortgages necessitated by the change in general partner, as well as the payment in 1992 of a one-time American Stock Exchange listing fee. This decrease was also attributable to a decrease in professional fees and reimbursable wages due to the decrease in the mortgage base.

          1992 versus 1991
          ----------------
               Net earnings for 1992 decreased compared to 1991 primarily due to the impact on the mortgage base of the disposition of the mortgage on Clark and Elm Apartments during January 1992. During the first quarter of 1992, the Partnership recognized a financial statement loss on the disposition of this mortgage in the amount of $21,103. In addition, the net earnings for 1991 included the gain recognized from the assignment of the mortgage on Foxfire West Apartments in the amount of $340,677.

               Mortgage investment income decreased during 1992 compared to 1991 primarily due to the decrease in the mortgage base, as previously discussed.

               Interest and other income increased during 1992 as compared to 1991 primarily due to the short-term investment of the disposition proceeds received during January 1992 pending the distribution to Unitholders in May 1992.

               The asset management fee decreased during 1992 compared to 1991 as a result of a reduction in the mortgage base in 1992 and a reduction in the asset management fee percentage, effective October 1, 1991. At the special meeting held on August 16, 1991, the limited partners and Unitholders of the Partnership consented to, among other things, a reduction in the asset management fee payable by the Partnership to the Advisor from the previous level of 1.75% to .95%, effective October 1, 1991, and a reduction in the asset management fee payable after January 1, 1999 from the previous level of 1.00% to .95%. The limited partners and Unitholders also consented to the elimination of the subordinated fees.

               During 1992, general and administrative expenses decreased compared to 1991 primarily due to cost savings in investor services expenses resulting primarily from a reduction in mailing costs. This decrease was partially offset by an increase in non-recurring professional fees incurred in 1992 in connection with the transfer of the title of the Partnership's mortgages as discussed above. Also offsetting the decrease in general and administrative expenses for 1992 compared to 1991 was the payment of the American Stock Exchange listing fee for the Partnership's

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued


          Units, coupled with an increase in mortgage servicing fees. During the first quarter of 1992, a servicer detected that it had neglected to charge service fees in the last quarter of 1991, which resulted in the recognition of higher than expected service fees in the first quarter of 1992.

          Liquidity and Capital Resources
          -------------------------------
               The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1993 to meet operating requirements.

               The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

               Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds as reflected in the preceding table.

               If necessary, the Partnership has the right to establish reserves either from the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages or from Cash Flow (as defined in the Partnership Agreement). It should be noted, however, that to the extent reserves are not established, the Partnership is required to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages, and generally intends to distribute substantially all of its Cash Flow from operations. If any reserves are deemed to be necessary by the Partnership, they will be invested in short-term, interest-bearing investments.

               The Partnership anticipates that reserves generally would only be necessary in the event the Partnership elected to foreclose on an Originated Insured Mortgage insured by the Federal Housing Administration (FHA) and take over the operations of the underlying development. In such case, there may be a need for additional capital. Since foreclosure proceedings can be expensive and time-consuming, the Partnership expects that it will generally assign these Originated Insured Mortgages to HUD for insurance proceeds rather than foreclose. The determination of whether to assign the mortgage to HUD or institute foreclosure proceedings or whether to set aside any reserves will be made on a case-by-case basis by the General Partner, the Advisor and the Sub-advisor. As of December 31, 1993 and 1992, the Partnership had not set aside any reserves.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued


          Cash flow - 1993 versus 1992
          ----------------------------
               Net cash provided by operating activities decreased during 1993 as compared to 1992 principally due to the receipt of accrued interest, in 1992, on the mortgage on Clark and Elm Apartments which defaulted in 1991 and was sold in 1992. This decrease was also attributable to a decrease in interest and other income and mortgage investment income, as previously discussed.

               Net cash provided by investing activities decreased during 1993 compared to 1992 principally due to the receipt of proceeds of $13,652,589 from the January 1992 sale of the mortgage on Clark and Elm Apartments compared to proceeds of $2,965,249 received during September and November 1993 from an adjustment to the sale price for the 1992 sale of the mortgage on the Clark and Elm Apartments, as well as proceeds from the sale of the mortgages on Chapelgate Apartments and Cumberland Village.

               The decrease in cash used in financing activities during 1993 as compared to 1992 was principally due to the distribution to Unitholders in 1992 of net proceeds received from the sale of the mortgage on Clark and Elm Apartments.

          Cash flow - 1992 versus 1991
          ----------------------------
               Net cash provided by operating activities increased during 1992 as compared to 1991 principally due to the receipt of accrued interest on the mortgage on Clark and Elm Apartments which defaulted in 1991 and was sold in 1992. This increase was partially offset by a decrease in mortgage investment income during 1992 due to the reduced mortgage base.

               Net cash provided by investing activities increased during 1992 compared to 1991 principally due to the receipt of proceeds of $13,652,589 from the disposition of the mortgage on Clark and Elm Apartments compared to proceeds of $1,714,086 received during 1991 representing a portion of the disposition proceeds from the assignment of the mortgage on Foxfire West Apartments and the remaining amount due from the disposition of the mortgage on Wellington Apartments.

               The increase in cash used in financing activities during 1992 as compared to 1991 was principally due to the distribution to Unitholders in 1992 of net proceeds received from the sale of the mortgage on Clark and Elm Apartments. This compares to the distribution to Unitholders in 1991 of net proceeds received from the assignment of the mortgage on Foxfire West Apartments.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by this item is contained in
          Part IV.

          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURES

               None.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a), (b), (c) and (e)

               The Partnership has no officers or directors. The affairs of the Partnership are generally managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. CRIIMI MAE is managed by an adviser whose general partner is CRI.

               At a special meeting of the limited partners and Unitholders of the Partnership held on August 16, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acts as the assignor limited partner in the Partnership.

               Effective September 6, 1991, the General Partner succeeded AIM Capital Management Corp. (the former managing general partner with a partnership interest of 2.8%) and IRI Properties Capital Corp. (the former corporate general partner with a partnership interest of 0.1%) as the sole general partner of the Partnership. In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

               Also, on September 6, 1991, the Advisor succeeded Integrated Funding as the adviser of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and disposes of the Partnership's mortgages.

               The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

               (d) There is no family relationship between any of the officers and directors of the General Partner.

               (f)  Involvement in certain legal proceedings.

                    None.

               (g)  Promoters and control persons.

                    Not applicable.

               (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1993.

                                       PART III

          ITEM 11.  EXECUTIVE COMPENSATION

               The information required by Item 11 is incorporated herein by reference to Note 3 of the notes to the financial statements of the Partnership contained in Part IV.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

               As of December 31, 1993, no person was known by the Partner-ship to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

               As of December 31, 1993, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the out-standing Units of the Partnership.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               (a)  Transactions with management and others.

                    Note 3 of the notes to the Partnership's financial statements contained in Part IV of this report contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is incorporated herein by reference.

               (b)  Certain business relationships.

                    Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the former general partners or the current General Partner of the Partnership are officers, directors or equity owners.

               (c)  Indebtedness of management.

                    None.

               (d)  Transactions with promoters.

                    Not applicable.

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                         FORM 8-K

               (a)(1)    Financial Statements:

                         See Item 8. "Financial Statements and
                         Supplementary Data."

               (a)(2)    Financial Statement Schedules:

                         XII - Mortgage Loans on Real Estate

                         All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

               (a)(3)    Exhibits:

                    3. Amended and Restated Certificates of Limited Partnership are incorporated by reference to
                         Exhibit 4(a) to the Registration Statement on Form S-11 (No. 33-6747) dated June 25, 1986 (such
                         Registration Statement, as amended, is referred to herein as the "Registration Statement").

                    4. Agreement of Limited Partnership, incorporated by reference to Exhibit 3 to the Registration Statement.

                 4.(b) Form of Depository Receipt, incorporated by reference to Exhibit 4(b) to the Registration Statement.

                 4.(c) Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990, incorporated by reference to
                         Exhibit 4(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

                10.(b) Origination and Acquisition Services Agreement, dated September 1, 1983, between the Partnership and IFI, incorporated by reference to Exhibit 10(b) to the registration statement on Form S-11 (No. 2-85476) dated November 30, 1983 (such registration statement, as amended, is referred to herein as the "Initial Registration Statement").

                   (c) Management Services Agreement, dated November 30, 1983, between the Partnership and IFI, incorporated by reference to Exhibit 10(c) to the Initial Registration Statement.

                   (d) Disposition Services Agreement, dated November 30, 1983, between the Partnership and IFI, incorporated by reference to Exhibit 10(d) to the Initial Registration Statement.

                   (e) Agreement, dated November 30, 1983, among the former managing general partner, the former associate general partner and Integrated, incorporated by reference to Exhibit 10(e) to the Initial Registration Statement.

                   (f) Reinvestment Plan, incorporated by reference to the Prospectus contained in the Registration Statement.

                   (l) Mortgage Note dated March 26, 1986 between Mastic Associates and IFI, incorporated by reference to
                         Exhibit 10(l) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                         FORM 8-K - Continued

                   (m) Mortgage dated March 26, 1986 between Mastic Associates and IFI, incorporated by reference to
                         Exhibit 10(m) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

                   (n) Mortgagor/Mortgagee Agreement dated March 26, 1986 between Mastic Associates and IFI, incorporated by reference to Exhibit 10(n) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

                   (o) Lease Agreement dated as of December 10, 1984 between NHP Land Associates, as Landlord and Mastic Associates, as Tenant, incorporated by reference to Exhibit 10(o) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

                 28.     Pages A-1 - A-4 of the Partnership Agreement of
                         Registrant.

                 28.(a) Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 1, 1990, as amended January 9, 1991.

                 28.(b) Purchase Agreement among CRIIMI, AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of September 6, 1991.

                 28.(c) Amendments to Partnership Agreement dated August 16, 1991. Incorporated by reference to Exhibit 28.(a), above.

                 28.(d) Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc. dated as of March 1, 1991.

               (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None

                    All other items are not applicable.

                                      SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              AMERICAN INSURED MORTGAGE
                                                INVESTORS (Registrant)

                                              By:  CRIIMI, Inc.
                                                   General Partner


          March 2, 1994                           /s/H. William Willoughby
          ---------------------------             -------------------------
          DATE                                    H. William Willoughby
                                                  President and Principal
                                                    Financial Officer and
                                                    Board Member


          March 2, 1994                           /s/William B. Dockser
          ---------------------------             -----------------------
          DATE                                    William B. Dockser
                                                  Chairman of the Board
                                                    and Principal Executive
                                                    Officer


          March 8, 1994                           /s/Garrett G. Carlson
          ---------------------------             -------------------------
          DATE                                    Garrett G. Carlson
                                                  Director


          March 3, 1994                           /s/G. Richard Dunnells
          ---------------------------             -------------------------
          DATE                                    G. Richard Dunnells
                                                  Director


          March 4, 1994                           /s/Robert F. Tardio
          ---------------------------             -------------------------
          DATE                                    Robert F. Tardio
                                                  Director

                         AMERICAN INSURED MORTGAGE INVESTORS

                Financial Statements as of December 31, 1993 and 1992

               and for the Years Ended December 31, 1993, 1992 and 1991

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Partners of
            American Insured Mortgage Investors:

               We have audited the accompanying balance sheets of American Insured Mortgage Investors (the Partnership) as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.

               Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule XII-Mortgage Loans on Real Estate as of December 31, 1993 and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        Arthur Andersen & Co.

          Washington, D.C.
          February 28, 1994

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                       BALANCE SHEETS

                                                           ASSETS

                                                                          December 31,
                                                                   1993                     1992
                                                               ------------             ------------
    Investment in mortgages:
      Originated insured mortgages                             $ 14,892,273             $ 22,904,779
      Acquired insured mortgages                                 26,415,525               29,430,679
                                                               ------------             ------------
                                                                 41,307,798               52,335,458

      Less: unamortized discount                                 (5,907,106)              (6,574,580)
                                                               ------------             ------------
                                                                 35,400,692               45,760,878

    Mortgage held for disposition, at lower
      of cost or market                                           7,941,507                       --

    Cash and cash equivalents                                     3,778,696                  722,809

    Receivables and other assets                                    509,426                  487,000
                                                               ------------             ------------
         Total assets                                          $ 47,630,321             $ 46,970,687
                                                               ============             ============










                                         The accompanying notes are an integral part
                                               of these financial statements.

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                       BALANCE SHEETS

                                              LIABILITIES AND PARTNERS' EQUITY


                                                                          December 31,
                                                                   1993                     1992
                                                               ------------             ------------
    Distributions payable                                      $  3,810,552             $  1,029,880

    Accounts payable and accrued expenses                            70,812                   76,868
                                                               ------------             ------------
         Total liabilities                                        3,881,364                1,106,748
                                                               ------------             ------------
    Partners' equity:
      Limited partners' equity                                   48,421,623               50,475,271
      General partner's deficit                                  (4,672,666)              (4,611,332)
                                                               ------------             ------------
         Total partners' equity                                  43,748,957               45,863,939
                                                               ------------             ------------
         Total liabilities and partners' equity                $ 47,630,321             $ 46,970,687
                                                               ============             ============











                                         The accompanying notes are an integral part
                                               of these financial statements.

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                  STATEMENTS OF OPERATIONS

                                                                     For the years ended December 31,
                                                              1993                1992                1991
                                                          ------------         -----------         -----------
    Income:
      Mortgage investment income                          $  4,454,241        $  4,539,068        $  5,699,449
      Interest and other income                                 32,722             207,627              61,991
                                                          ------------        ------------        ------------
                                                             4,486,963           4,746,695           5,761,440
                                                          ------------        ------------        ------------
    Expenses:
      Asset management fee to related parties                  439,158             451,813             942,991
      General and administrative                               282,310             407,146             452,632
                                                          ------------        ------------        ------------
                                                               721,468             858,959           1,395,623
                                                          ------------        ------------        ------------
    Earnings before mortgage dispositions                    3,765,495           3,887,736           4,365,817

    Mortgage Dispositions:
      Losses                                                        --             (21,103)            (80,215)
      Gains                                                    762,250                  --             340,677
                                                          ------------        ------------        ------------
         Net earnings                                     $  4,527,745        $  3,866,633        $  4,626,279
                                                          ============        ============        ============
    Net earnings allocated to:
      Limited partners - 97.1%                            $  4,396,440        $  3,754,501        $  4,492,117
      General partner(s) -  2.9%                               131,305             112,132             134,162
                                                          ------------        ------------        ------------
                                                          $  4,527,745        $  3,866,633        $  4,626,279
                                                          ============        ============        ============
    Net earnings per unit of limited
      partnership interest                                $        .44        $        .38        $        .45
                                                          ============        ============        ============

                                         The accompanying notes are an integral part
                                               of these financial statements.

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                          STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                    For the years ended December 31, 1993, 1992 and 1991
                                                            General             Limited
                                                           Partner(s)           Partners             Total
                                                          ------------       -------------       -------------
    Balance, December 31, 1990                           $ (4,145,907)       $  65,919,128       $  61,773,221

      Net earnings                                             134,162           4,492,117           4,626,279

      Distributions paid or accrued of $.549 per Unit,
        including return of capital of $.10 per Unit         (168,148)         (5,490,247)         (5,658,395)
                                                          ------------       -------------       -------------

    Balance, December 31, 1991                             (4,179,893)          64,920,998          60,741,105

      Net earnings                                             112,132           3,754,501           3,866,633

      Distributions paid or accrued of $1.82 per Unit,
        including return of capital of $1.44 per Unit        (543,571)        (18,200,228)        (18,743,799)
                                                          ------------       -------------       -------------

    Balance, December 31, 1992                             (4,611,332)          50,475,271          45,863,939

      Net earnings                                             131,305           4,396,440           4,527,745

      Distributions paid or accrued of $.645 per Unit,
        including return of capital of $.205 per Unit
                                                             (192,639)         (6,450,088)         (6,642,727)
                                                          ------------       -------------       -------------

    Balance, December 31, 1993                           $ (4,672,666)       $  48,421,623       $  43,748,957
                                                          ============       =============       =============
    Limited Partnership Units outstanding -
      December 31, 1993, 1992 and 1991                                          10,000,125
                                                                             =============
                                         The accompanying notes are an integral part
                                               of these financial statements.

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                  STATEMENTS OF CASH FLOWS

                                                                          For the years ended December 31,
                                                                        1993              1992             1991
                                                                    ------------      ------------     ------------
    Cash flows from operating activities:
      Net earnings                                                  $  4,527,745      $  3,866,633     $  4,626,279
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Loan losses                                                           --            21,103           80,215
        Gains on mortgage dispositions                                 (762,250)                --        (340,677)
        Changes in assets and liabilities:
          (Increase) decrease in receivables and other assets           (22,426)           901,486        (793,779)
          Decrease in due to related affiliates                               --         (142,920)        (508,634)
          (Decrease) increase in accounts payable and
            accrued expenses                                             (6,056)         (100,185)           32,003
                                                                    ------------      ------------     ------------
            Net cash provided by operating activities                  3,737,013         4,546,117        3,095,407
                                                                    ------------      ------------     ------------
    Cash flows from investing activities:
      Proceeds from disposition of Insured Mortgages                   2,965,249        13,652,589        1,714,086
      Receipt of mortgage principal from scheduled payments              215,680           195,279          199,908
      Payment from redemption of HUD debentures                               --            34,948          668,154
                                                                    ------------      ------------     ------------
            Net cash provided by investing activities                  3,180,929        13,882,816        2,582,148
                                                                    ------------      ------------     ------------
    Cash flows from financing activities:
      Distributions paid to partners                                 (3,862,055)      (18,682,005)      (6,082,090)
                                                                    ------------      ------------     ------------
    Net increase (decrease) in cash and cash equivalents               3,055,887         (253,072)        (404,535)

    Cash and cash equivalents, beginning of year                         722,809           975,881        1,380,416
                                                                    ------------      ------------     ------------
    Cash and cash equivalents, end of year                          $  3,778,696      $    722,809     $    975,881
                                                                    ============      ============     ============

                                         The accompanying notes are an integral part
                                               of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          1.   ORGANIZATION

               American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 2.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and Z Square G Partners II served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

               At a special meeting of the limited partners and Unitholders of the Partnership held on August 16, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acts as the assignor limited partner in the Partnership.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. The Partnership purchased the interest of the former associate general partner. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc. CRIIMI MAE is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

               Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (Integrated Funding) as the adviser of the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and disposes of the Partnership's mortgages.

               Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of Insured Mortgages, all of which constitute nonrecourse first liens on multifamily residential developments and are insured under Section 221(d)(4) of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

               During the first quarter of 1992, the General Partner applied to list the Units on the American Stock Exchange (AMEX) and the application was approved by AMEX. Trading commenced on April 8, 1992 with a trading symbol of AIA.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          2.   SIGNIFICANT ACCOUNTING POLICIES

               Method of Accounting
               --------------------
                    The financial statements of the Partnership are
               prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

               Investment in Mortgages
               -----------------------
                    As of December 31, 1993 and 1992, the Partnership
               accounted for its investment in mortgages at amortized cost. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

                    In May 1993, the Financial Accounting Standards Board
               issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold:
               Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The General Partner believes that the majority of securities held by the Partnership will fall into either the Held to Maturity or Available for Sale categories. However, the General Partner has not yet determined the ultimate impact of the implementation of this statement on the Partnership's financial statements.

               Mortgage Held for Disposition
               -----------------------------
                    At any point in time, the Partnership may be aware of
               certain mortgages which have been assigned to the United States Department of Housing and Urban Development (HUD) or for which the servicer has received proceeds from a prepayment. In addition, at certain times the Partnership may have entered into a contract to sell certain mortgages. In these cases, the Partnership will classify these mortgages as Mortgages Held for Disposition.

                    Gains from dispositions of mortgages are recognized
               upon the receipt of cash or debentures.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

                    Losses on dispositions of mortgages are recognized when
               it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Originated Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Originated Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Originated Insured Mortgage and the loss of 30-days accrued interest.

                    In the case of Acquired Insured Mortgages, since they
               were purchased at a discount from the unpaid principal balance of the mortgage, the Partnership's investment in the Acquired Insured Mortgage is less than the amount that would be recovered from HUD in the event of a default under the Acquired Insured Mortgage. Therefore, the Partnership should experience no loan losses on discounted Acquired Insured Mortgages in the case of a default.

               Cash and Cash Equivalents
               -------------------------
                    Cash and cash equivalents consist of time and demand
               deposits with original maturities of three months or less.

               Income Taxes
               ------------
                    No provision has been made for Federal, state or local
               income taxes since they are the personal responsibility of the Unitholders.

               Per Unit Amount
               ---------------
                    Net earnings per Limited Partnership Unit are computed
               based upon the weighted average number of Units outstanding of 10,000,125 for each of the years ended December 31, 1993, 1992 and 1991.

          3.   TRANSACTIONS WITH RELATED PARTIES

               The principal officers of the General Partner for the period September 7, 1991 through December 31, 1993 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

               The General Partner, former general partners and certain affiliated entities have, during the Partnership's years ended December 31, 1993, 1992 and 1991, earned or received compensation or payments for services from the Partnership as follows:

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          3.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                       COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                       ----------------------------------------------

                                        Capacity in Which
                                                                                 For the year ended December 31,
    Name of Recipient                      Served/Item                        1993            1992           1991
    -----------------             ----------------------------              --------        --------       --------
    CRIIMI, Inc.(1)               General Partner/Distribution               $192,639(6)    $543,571(6)    $ 46,384

    AIM Acquisition               Advisor/Asset Management Fee                439,158        451,813        213,128
      Partners, L.P.(2)

    CRI(5)                        Affiliate of General Partner/                67,076        127,953         49,401
                                    Expense Reimbursement

    AIM Capital Management        Former general partners/                         --             --        121,764
      Corp.; IRI Properties         Distribution January 1, 1991
      Capital Corp.; and            through September 6, 1991
      Z Square G Partners II(3)

    Integrated Funding, Inc.(4)   Former advisor/Asset Management Fee              --             --        729,863
                                    January 1, 1991 through
                                    September 6, 1991


                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          3.   TRANSACTIONS WITH RELATED PARTIES - Continued


               (1) The General Partner, pursuant to amendments to the Partnership Agreement effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions including, without limitation, the Partnership's Adjusted Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

               (2) The Advisor, pursuant to the Purchase Agreement and amendments to the Partnership Agreement, is entitled to an Asset Management Fee equal to .95% of Total Invested Assets (as defined in the Partnership Agreement), effective October 1, 1991. The Asset Management Fee was based on 1.75% of Total Invested Assets from September 7, 1991 through September 30, 1991.

               Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $129,429, $133,160 and $53,358, or .28% of Total Invested Assets, for the years ended December 31, 1993 and 1992 and the period September 7, 1991 through December 31, 1991, respectively.

               (3) The former general partners were entitled to receive 3% of the Partnership's income, loss, capital and distributions through September 6, 1991 (2.8% to the former managing general partner, 0.1% to the former corporate general partner and 0.1% to the former associate general partner).

               (4) Asset Management Fees for managing the Partnership's mortgage portfolio for the period January 1, 1990 through September 6, 1991 were based on 1.75% of Total Invested Assets.

               (5) These amounts are paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership.

               (6) These amounts include special distributions resulting from mortgage dispositions, as discussed in Note 6.

          4.   INVESTMENT IN MORTGAGES

               As of December 31, 1993, the Partnership had remaining investments in 16 Insured Mortgages, including one Originated Insured Mortgage classified as Mortgage Held for Disposition, with an aggregate carrying value and face value of $43,342,199 and $49,225,550, respectively, all of which were originated or acquired by the former managing general partner. All of the Partnership's Insured Mortgages are insured under Section 221(d)(4) of the National Housing Act, by HUD for 100% of their current face value, less a 1% assignment fee, and are nonrecourse first liens on multifamily residential developments or retirement homes owned by entities unaffiliated with the Partnership, its General Partner, or their affiliates. As of December 31, 1993, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

               A summary of dispositions that are included in the statements of operations for the years ended December 31, 1993, 1992 and 1991 are as follows:

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued


                                                                                        Financial
                                                                                        Statement
                              Year of       Type of     Net Carrying        Net        Gain/(Loss)
    Complex Name            Disposition   Disposition       Value        Proceeds      Recognized
    ------------------      -----------   -----------   ------------   ------------    -----------
    Foxfire West Apts.(a)      1991(c)    Assignment    $  1,408,357   $  1,590,050    $   340,677
    Clark & Elm Apts.(b)       1991       Sale of a
                                          defaulted
                                          mortgage                --             --        (80,215)
    Foxfire West Apts.(a)      1992(c)    Assignment              --        158,984             --
    Clark & Elm Apts.(b)       1992       Sale of a
                                          defaulted
                                          mortgage        13,673,692     13,652,589        (21,103)
    Clark & Elm Apts.(b)       1993       Sale of a
                                          defaulted
                                          mortgage                --        108,415(d)     108,415
    Chapelgate Apts.(a)        1993       Sale of a
                                          defaulted
                                          mortgage           682,731        901,171        218,440
    Cumberland Village(a)      1993       Sale of a
                                          defaulted
                                          mortgage         1,520,268      1,955,663        435,395

    (a)  Disposition of Acquired Insured Mortgage.
    (b)  Disposition of Originated Insured Mortgage.
    (c)  Approximately 90% of the net proceeds were received and distributed in 1991.  The remaining balance was received and distributed in 1992.
    (d)  Represents additional proceeds received resulting from an adjustment to the 1992 sale price.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

    5.   MORTGAGE HELD FOR DISPOSITION

         As of December 31, 1993, the following Originated Insured Mortgage was classified as Mortgage Held for Disposition:

                                                                                                    Financial
                                                                                        Net         Statement
                                       Anticipated                       Net         Proceeds          Gain
                                         Year of        Type of       Carrying      Received in     Recognized
          Complex                      Disposition    Disposition       Value          1994          in 1994
          ----------------             -----------    -----------    -----------    -----------    -----------
          Hidden Oaks Apts.                1994       Prepayment     $ 7,941,507    $ 8,177,380    $   235,873


         As of December 31, 1992, there were no Insured Mortgages classified as Mortgages Held for Disposition.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

          6.   DISTRIBUTIONS TO UNITHOLDERS

               The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1993, 1992 and 1991 are as follows:

          Quarter Ended            1993         1992         1991
          -------------          --------     --------     --------

          March 31,              $   .095     $   1.53(2)  $   .135
          June 30,                   .090          .10         .085
          September 30,              .090          .09         .235(3)
          December 31,               .370(1)       .10         .094
                                 --------     --------     --------
                                 $   .645     $   1.82     $   .549
                                 ========     ========     ========

          (1) This includes a special distribution of $.28 per Unit comprised of: (i) $.21 per Unit return of capital from the disposition of the mortgages on Chapelgate Apartments and Cumberland Village and (ii) $.07 per Unit capital gain from these dispositions plus additional sales proceeds from the sale of the mortgage on Clark and Elm Apartments.

          (2) This includes a $1.34 per Unit special distribution due to the disposition of the mortgage on Clark and Elm Apartments and the receipt of the remaining 9% of assignment proceeds from the mortgage on Foxfire West Apartments.

          (3) This amount includes a special distribution of $.153 per Unit due to the assignment of 90% of the mortgage on Foxfire West Apartments.

               The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

               During 1993 and 1992, the distributions to Unitholders were paid approximately 30 days after the end of the calendar quarter versus 10 days after the end of the calendar quarter in previous years.

          7.   PARTNERS' EQUITY

               Depositary Units representing economic rights in limited partnership interests were issued at a stated value of $20. A total of 10,000,000 depositary Units of limited partnership interest were issued for an aggregate capital contribution of $200,000,000. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units of limited partnership interest in exchange therefor, and the former general partners contributed a total of $1,000 to the Partnership.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

    8.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         (In Thousands, Except Per Unit Data)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1993, 1992 and 1991:

                                                                       1993

                                                                   Quarter ended
                                              March 31        June 30       September 30      December 31
                                             ----------     ----------      ------------      -----------
    Income                                   $    1,129     $    1,126      $      1,124      $     1,108
    Gain on mortgage dispositions                    --             --               108              654
    Net earnings                                    920            934             1,052            1,622
    Net earnings per Limited                        .09            .09               .10              .16
      Partnership Unit


                                                                       1992

                                                                   Quarter ended
                                              March 31        June 30       September 30      December 31
                                             ----------     ----------      ------------      -----------
    Income                                   $    1,304     $    1,182      $      1,131      $     1,129
    Loss on mortgage disposition                    (21)            --                --               --
    Net earnings                                  1,027            927               919              994
    Net earnings per Limited
      Partnership Unit                              .10            .09               .09              .10


                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

    8.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         (In Thousands, Except Per Unit Data)


                                                                       1991

                                                                   Quarter ended
                                              March 31        June 30       September 30      December 31
                                             ----------     ----------      ------------      -----------
    Income                                   $    1,473     $    1,323      $      1,451      $     1,514
    Gain (loss) on mortgage
      dispositions                                  341           (167)               (4)              90
    Net earnings                                  1,448            790             1,072            1,316
    Net earnings per Limited
      Partnership Unit                              .14            .08               .10              .13


                                             AMERICAN INSURED MORTGAGE INVESTORS
                                        SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                                      DECEMBER 31, 1993

                                                                                Interest
                                                    Maturity          Put       Rate on
    Development Name/Location                         Date          Date(1)   Mortgages(5)
    -------------------------                       --------        -------   ------------
    Acquired Insured Mortgages
    --------------------------
    Eastdale Apts.
      Montgomery, AL                                   3/23          10/01           7.5%
    North River Place
      Chillecothe, OH                                 10/21          12/01           7.5%
    Bay Pointe Apts.
      Lafayette, IN                                    2/23          10/02           7.5%
    Baypoint Shoreline Apts.
      Duluth, MN                                       1/22          10/01           7.5%
    Berryhill Apts.
      Grass Valley, CA                                 1/21          11/02           7.5%
    Brougham Estates II
      Kansas City, KS                                 11/22           3/02           7.5%
    College Green Apts.
      Wilmington, NC                                   3/23           2/02           7.5%
    Fox Run Apts.
      Dothan, AL                                      10/19          11/99           7.5%
    Kaynorth Apts.
      Lansing, MI                                      4/23           9/02           7.5%
    Lakeside Apts.
      Bennettsville, SC                                1/22           2/02           7.5%
    Portervillage I Apts.
      Porterville, CA                                  8/21           5/01           7.5%
    Town Park Apts.
      Rockingham, NC                                  10/22          10/02           7.5%
    Westbrook Apts.
      Kokomo, IN                                      11/22           9/02           7.5%




                                             AMERICAN INSURED MORTGAGE INVESTORS
                                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                                      DECEMBER 31, 1993

                                           Face                   Net                Annual Payment
                                        Amount of           Carrying Value           (Principal and
    Development Name/Location           Mortgage           (2)(3)(7)(9)(10)          Interest)(5)(8)
    -------------------------         ------------          ---------------          ---------------
    Acquired Insured Mortgages
    --------------------------
    Eastdale Apts.
      Montgomery, AL                  $  6,937,208             $  5,208,980              $   592,406
    North River Place
      Chillecothe, OH                    3,258,760                2,450,265                  279,509
    Bay Pointe Apts.
      Lafayette, IN                      2,173,299(4)             1,758,416                  185,272(4)
    Baypoint Shoreline Apts.
      Duluth, MN                         1,028,322(4)               830,294                   87,967(4)
    Berryhill Apts.
      Grass Valley, CA                   1,340,063(4)             1,083,630                  115,899(4)
    Brougham Estates II
      Kansas City, KS                    2,721,649(4)             2,193,680                  231,860(4)
    College Green Apts.
      Wilmington, NC                     1,460,127(4)             1,176,558                  123,455(4)
    Fox Run Apts.
      Dothan, AL                         1,322,690(4)             1,072,199                  116,242(4)
    Kaynorth Apts.
      Lansing, MI                        1,980,467(4)             1,595,431                  167,318(4)
    Lakeside Apts.
      Bennettsville, SC                    412,686(4)               333,563                   35,303(4)
    Portervillage I Apts.
      Porterville, CA                    1,206,133(4)               974,750                  103,733(4)
    Town Park Apts.
      Rockingham, NC                       668,285(4)               539,276                   56,755(4)
    Westbrook Apts.
      Kokomo, IN                         1,905,836(4)             1,541,650                  163,177(4)
                                       -----------              -----------
                                        26,415,525               20,758,692
                                       -----------              -----------

                                             AMERICAN INSURED MORTGAGE INVESTORS
                                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                                      DECEMBER 31, 1993

                                                                               Interest
                                                    Maturity          Put       Rate on
    Development Name/Location                         Date          Date(1)   Mortgages(5)
    -------------------------                       --------        -------   ------------
    Originated Insured Mortgages
    ----------------------------
    Creekside Village
      Beaverton, OR                                   11/25           1/01             11.50%(6)
    Waters Edge Apts.
      Columbus, OH                                     1/31           5/03              8.75%(6)

      Total Originated
        Insured Mortgages


    Mortgage Held for Disposition
    -----------------------------
    Hidden Oaks Apts.
      Cary, NC                                         9/28           8/03              8.50%(6)





    See notes to Schedule XII - Mortgage Loans on Real Estate.


                                             AMERICAN INSURED MORTGAGE INVESTORS
                                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                                      DECEMBER 31, 1993

                                           Face                   Net                Annual Payment
                                        Amount of           Carrying Value           (Principal and
    Development Name/Location           Mortgage           (2)(3)(7)(9)(10)          Interest)(5)(8)
    -------------------------         ------------          ---------------          ---------------
    Originated Insured Mortgages
    ----------------------------
    Creekside Village
      Beaverton, OR                      5,174,668                5,363,063                  612,632(6)
    Waters Edge Apts.
      Columbus, OH                       9,717,605                9,278,937                  885,419(6)
                                       -----------              -----------
      Total Originated
        Insured Mortgages               14,892,273               14,642,000
                                       -----------              -----------

      TOTAL INVESTMENT IN MORTGAGES    $41,307,798              $35,400,692
                                       ===========              ===========

    Mortgage Held for Disposition
    -----------------------------
    Hidden Oaks Apts.
      Cary, NC                         $ 7,917,752              $ 7,941,507                  710,528(6)
                                       ===========              ===========

    See notes to Schedule XII - Mortgage Loans on Real Estate.


                         AMERICAN INSURED MORTGAGE INVESTORS

                NOTES TO SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

          (1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to the FHA at the expiration of 20 years from the date of final endorsement, if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA insured mortgage to FHA will receive in exchange therefor HUD debentures having a total face value equal to the then outstanding principal balance of the FHA insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to a mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of mortgages sold in Government National Mortgage Association (GNMA) auctions, prior to February of 1984. The Partnership anticipates that each eligible mortgage for which a prepayment has not occurred and which has not been sold will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible mortgage beyond the expiration of 20 years from final endorsement of that mortgage.

          (2)  Inclusive of closing costs and acquisition fees.

          (3) Prepayment of these mortgages would be based upon the unpaid principal balance at the time of prepayment.

          (4) These amounts represent the Partnership's 50% interest in these mortgages. The remaining 50% interest was acquired by AIM 85.

          (5) In addition, the servicer of the mortgages, an unaffiliated third party, is entitled to receive compensation for certain services rendered in an amount up to ten basis points (.10%) of the unpaid principal balance of the mortgages.

          (6) This represents the base interest rate during the permanent phase of these mortgage loans. Additional interest, (referred to as Participations) measured as a percentage of surplus cash and a percentage of the proceeds from sale or refinancing of the development (as defined in the Participation Agreements), will also be due. No payments were received for the years ended December 31, 1993, 1992 or 1991 as a result of the Participations.

          (7) The Partnership's mortgages are nonrecourse first liens on multifamily residential developments or retirement homes.

          (8) Principal and interest are payable at level amounts over the life of the mortgages.

          (9) A reconciliation of the carrying value of Insured Mortgages, including a Mortgage Held for Disposition, for the years ended December 31, 1993 and 1992 is as follows:

                                                 1993            1992
                                            ------------    ------------
          Beginning balance                 $ 45,760,878    $ 59,629,849

            Net gain (loss) on mortgage
              dispositions                       762,250         (21,103)
            Disposition of Insured
              Mortgages                       (2,965,249)    (13,652,589)
            Principal receipts on
              mortgages                         (215,680)       (195,279)
                                            ------------    ------------
          Ending balance                    $ 43,342,199    $ 45,760,878
                                            ============    ============
          (10) The tax basis of the Insured Mortgages was approximately $43.1 and $45.6 million as of December 31, 1993 and 1992, respectively.