Form 10-Q
period 1994-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1994-05-10
CIK 724533

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended           March 31, 1994
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


               Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.   Yes  X    No
                     -----    -----

               As of May 9, 1994, 10,000,000 depository units of limited partnership interest were outstanding.

                         AMERICAN INSURED MORTGAGE INVESTORS

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1994

                                                                   Page
                                                                   ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Balance Sheets - March 31, 1994 and
                      December 31, 1993 . . . . . . . . . . . . .     3

                    Statements of Operations - for the three
                      months ended March 31, 1994 and 1993  . . .     4

                    Statement of Changes in Partners' Equity -
                      for the three months ended March 31,
                      1994  . . . . . . . . . . . . . . . . . . .     5

                    Statements of Cash Flows - for the three
                      months ended March 31, 1994 and 1993  . . .     6

                    Notes to Financial Statements . . . . . . . .     7

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .    13

          PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    16

          Signature   . . . . . . . . . . . . . . . . . . . . . .    17

                3

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS

                                    BALANCE SHEETS

                                        ASSETS
                                               March  31,    December 31,
                                                  1994           1993
                                             -------------   ------------
                                               (Unaudited)
          Investment in mortgages, at
            fair value
            Acquired insured mortgages       $  26,014,923   $         --
            Originated insured mortgages        15,299,984             --
                                             -------------   ------------
               Total                            41,314,907             --
                                             -------------   ------------
          Investment in mortgages, at
            amortized cost, net of
            unamortized discount:
            Acquired insured mortgages                  --     20,758,692
            Originated insured mortgages                --     14,642,000
                                              ------------   ------------
               Total                                    --     35,400,692
                                              ------------   ------------
          Mortgage held for disposition,
            at lower of cost or market                  --      7,941,507

          Cash and cash equivalents              9,065,454      3,778,696

          Receivables and other assets             480,222        509,426
                                             -------------   ------------
               Total assets                  $  50,860,583   $ 47,630,321
                                             =============   ============

                           LIABILITIES AND PARTNERS' EQUITY

          Distributions payable              $   9,165,923   $  3,810,552

          Accounts payable and accrued
            expenses                                98,352         70,812
                                             -------------   ------------
               Total liabilities                 9,264,275      3,881,364
                                             -------------   ------------
          Partners' equity:
            Limited partners' equity            40,545,194     48,421,623
            General partner's deficit
                                                (4,907,905)    (4,672,666)
            Net unrealized gains on
             investment in mortgages             5,959,019             --
                                             -------------   ------------
               Total partners' equity           41,596,308     43,748,957
                                             -------------   ------------
               Total liabilities and
                 partners' equity            $  50,860,583   $ 47,630,321
                                             =============   ============


                     The accompanying notes are an integral part
                            of these financial statements.

                4

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS

                               STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                              For the three months ended

                                                       March 31,

                                             ----------------------------
                                                  1994           1993
                                             -------------   ------------
          Income:
            Mortgage investment income
                                             $     950,747   $  1,124,076
            Interest and other income               45,276          4,779
                                             -------------   ------------
                                                   996,023      1,128,855
                                             -------------   ------------
          Expenses:
            Asset management fee to
              related parties                       98,561        110,229
            General and administrative              79,080         98,956
                                             -------------   ------------
                                                   177,641        209,185
                                             -------------   ------------
          Earnings before gain on mortgage
            disposition                            818,382        919,670

          Gain on mortgage disposition             235,873             --
                                             -------------   ------------
                 Net earnings                $   1,054,255   $    919,670
                                             =============   ============

          Net earnings attributable to:
            Limited partners - 97.1%         $   1,023,682   $    893,000
            General partner - 2.9%                  30,573         26,670
                                             -------------   ------------
                                             $   1,054,255   $    919,670
                                             =============   ============
          Net earnings per unit of
            limited partnership interest     $         .10   $        .09
                                             =============   ============



                     The accompanying notes are an integral part
                            of these financial statements.

          5

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                          STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                          For the three months ended March 31, 1994

                                                         (Unaudited)

                                                                                        Net
                                                                                    Unrealized
                                                                                     Gains on
                                                       General        Limited       Investment
                                                       Partner        Partners     in Mortgages       Total
                                                     ------------   ------------  -------------   ------------
    Balance, December 31, 1993                       $ (4,672,666)  $ 48,421,623   $         --   $ 43,748,957

      Net earnings                                         30,573      1,023,682             --      1,054,255

      Distributions paid or accrued,
        including return of capital, of
        $.89 per Unit                                    (265,812)    (8,900,111)            --     (9,165,923)

      Net unrealized gains on investment
        in mortgages                                           --             --      5,959,019      5,959,019
                                                     ------------   ------------   ------------   ------------

    Balance, March 31, 1994                          $ (4,907,905)  $ 40,545,194   $  5,959,019   $ 41,596,308
                                                     ============   ============   ============   ============

    Limited Partnership Units outstanding -
      March 31, 1994                                                  10,000,125
                                                                    ============



                                         The accompanying notes are an integral part
                                               of these financial statements.

          6
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                             AMERICAN INSURED MORTGAGE INVESTORS
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                 For the three months

                                                                                   ended March 31,
                                                                                  1994           1993
                                                                              ------------   ------------
    Cash flows from operating activities:
      Net earnings                                                            $  1,054,255   $    919,670
      Adjustments to reconcile net earnings
        to net cash provided by operating activities:
        Gain on mortgage disposition                                              (235,873)            --
        Changes in assets and liabilities:
          Decrease in receivables and other assets                                  29,204         52,102
          Increase in accounts payable and accrued expenses                         27,541         25,441
                                                                              ------------   ------------
              Net cash provided by operating activities                            875,127        997,213
                                                                              ------------   ------------
    Cash flows from investing activities:
      Proceeds from disposition of Insured Mortgage                              8,177,380             --
      Receipt of mortgage principal from scheduled payments                         44,803         60,883
                                                                              ------------   ------------
              Net cash provided by investing activities                          8,222,183         60,883
                                                                              ------------   ------------
    Cash flows from financing activities:
      Distributions paid to partners                                            (3,810,552)    (1,029,880)
                                                                              ------------   ------------
    Net increase in cash and cash equivalents                                    5,286,758         28,216

    Cash and cash equivalents, beginning of period                               3,778,696        722,809
                                                                              ------------   ------------
    Cash and cash equivalents, end of period                                  $  9,065,454   $    751,025
                                                                              ============   ============




                                         The accompanying notes are an integral part
                                               of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   ORGANIZATION

               American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on July 12, 1983. From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 2.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and Z Square G Partners II served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. The Partnership purchased the interest of the former associate general partner (0.1%). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

               AIM Acquisition Partners, L.P. (the Advisor) serves as the adviser of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition). A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-Advisor), an affiliate of CRI, manages the Partnership's portfolio and disposes of the Partnership's mortgages.

               Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mort-gages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of Insured Mortgages, all of which constitute nonrecourse first liens on multifamily residential developments and are insured under Section 221(d)(4) of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

          2.   BASIS OF PRESENTATION

               In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1994 and December 31, 1993 and the results of its operations and cash flows for the three months ended March 31, 1994 and 1993.

               These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1993.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Investment in Mortgages
               -----------------------
                    In May 1993, the Financial Accounting Standards Board
               issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold:
               Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities that an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement is effective for fiscal years beginning after December 15, 1993. As such, the Partnership has implemented this statement as of January 1, 1994.

                    As of March 31, 1994, the weighted average remaining
               term of the Partnership's Insured Mortgages is approximately 31 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 15 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its Insured Mortgages, the Partnership does not have the ability, at this time, to hold its Insured Mortgages to maturity. Consequently, the General Partner believes that the Partnership's Insured Mortgages should be included in the Available for Sale category. Although the Partnership's Insured Mortgages are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell such Insured Mortgages, other than those which may be sold as a result of a default or those which are eligible to be put to the Federal Housing Administration at the expiration of 20 years from the date of final endorsement.

                    In connection with this classification, as of March 31,
               1994, all of the Partnership's Insured Mortgages are recorded at fair value, with the net unrealized gains on the Partnership's Investment in Mortgages reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of Insured Mortgages classified as Available for Sale shall be included as a separate component of partners' equity. Realized gains and losses for Insured Mortgages classified as Available for Sale will continue to be reported in earnings. The amortized cost of the Insured Mortgages in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income. Prior to January 1, 1994, the Partnership accounted for its Investment in Mortgages at amortized cost.

          4.   INVESTMENT IN MORTGAGES

               As of March 31, 1994, the Partnership had remaining investments in 15 Insured Mortgages with an aggregate amortized cost of $35,355,888, face value of $41,224,908, and fair value of $41,314,907. All of the Partnership's Insured Mortgages are insured under Section 221(d)(4) of the National Housing Act, by the United States Department of Housing and Urban Development
          (HUD) for 100% of their current face value, less a 1% assignment fee, and are nonrecourse first liens on multifamily residential developments owned by entities unaffiliated with the Partnership, its General Partner or their affiliates. As of March 31, 1994, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

         During the three months ended March 31, 1994, the Partnership disposed of the following Insured Mortgage which was classified as a Mortgage Held for Disposition as of December 31, 1993. There were no dispositions of Insured Mortgages during the three months ended March 31, 1993.

                                                                                                       Financial
                                                                     Net                               Statement
                                  Date of          Type of         Carrying            Net               Gain
          Complex Name          Disposition      Disposition        Value           Proceeds          Recognized
    ----------------------    ----------------   ------------    ------------     ------------       ------------
    Hidden Oaks Apartments    February 1994        Prepayment    $  7,941,507  $  8,177,380(1)       $    235,873

    (1)  Includes a prepayment penalty of approximately $260,000.


                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

         In connection with the Partnership's implementation of SFAS 115 as of January 1, 1994 (see Note 3), the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized gains on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of March 31, 1994.

         The fair value of the Insured Mortgages is based on quoted market prices.


                                                    As of March 31, 1994
                                                  Amortized             Fair
                                                    Cost                Value
                                                ------------        ------------
             Investment in Mortgages:
               Acquired insured mortgages       $ 20,726,360        $ 26,014,923
               Originated insured mortgages       14,629,528          15,299,984
                                                ------------        ------------
                                                $ 35,355,888        $ 41,314,907
                                                ============        ============

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          5.   DISTRIBUTIONS TO UNITHOLDERS

               The distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the three months ended March 31, 1994 and 1993 are as follows:

                                                1994          1993
                                              --------      --------
               Quarter ended March 31,         $   .89(1)   $   .095
                                              --------      --------

                  TOTAL                        $   .89      $   .095
                                              ========      ========

               (1) This includes a special distribution of $.81 per Unit comprised of: (i) $.77 per Unit return of capital from the disposition of the mortgage on Hidden Oaks
                    Apartments, (ii) $.03 per Unit capital gain from the disposition of the mortgage on Hidden Oaks Apartments and (iii) $.01 per Unit of previously accrued but undistributed interest received from the mortgage on Creekside Village.


               The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    6.   TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities have, during the three months ended March 31, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                                              COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                               ----------------------------------------------

                                                                                  Three Months Ended
                                              Capacity in Which
                                                                                       March 31,
         Name of Recipient                       Served/Item                       1994           1993
         -----------------              ----------------------------            ----------     ----------
         CRIIMI, Inc.                   General Partner/Distribution            $  265,812(2)  $   28,373

         AIM Acquisition                Advisor/Asset Management Fee                98,561(1)     110,229(1)
         Partners, L.P.

         CRI                            Affiliate of General Partner/               18,296         14,215
                                          Expense Reimbursement


         (1) Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $29,046 and $32,487, or .28% of Total Invested Assets, for the three months ended March 31, 1994 and 1993, respectively.

         (2) This amount includes a special distribution as described above in Note 5.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General
    -------
         As of March 31, 1994, the Partnership had remaining investments in 15 Insured Mortgages with an aggregate amortized cost of $35,355,888, face value of $41,224,908, and fair value of $41,314,907.

    Mortgage Dispositions
    ---------------------
         During the three months ended March 31, 1994, the Partnership disposed of the following Insured Mortgage which was classified as a Mortgage Held for Disposition as of December 31, 1993. There were no dispositions of Insured Mortgages during the three months ended March 31, 1993.

                                                                                                    Financial
                                                                    Net                             Statement
                                  Date of          Type of        Carrying            Net             Gain
          Complex Name          Disposition      Disposition       Value           Proceeds        Recognized
    ----------------------    ----------------   ------------   ------------     ------------     ------------
    Hidden Oaks Apartments    February 1994        Prepayment   $  7,941,507   $ 8,177,380(1)       $  235,873

    (1) Includes a prepayment penalty of approximately $260,000.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


          Results of Operations
          ---------------------
               Net earnings increased for the three months ended March 31, 1994 compared to the corresponding period in 1993 primarily due to the recognition of a gain from the disposition of the mortgage on Hidden Oaks Apartments in February 1994.

               Mortgage investment income decreased for the three months ended March 31, 1994 compared to the corresponding period in 1993 primarily due to the decrease in the mortgage base resulting from mortgage dispositions in 1993 and February 1994.

               Interest and other income increased for the three months ended March 31, 1994 compared to the corresponding period in 1993 primarily due to the short-term investment of disposition proceeds received during February 1994 pending the anticipated distribution to Unitholders in May 1994.

               Asset management fees decreased for the three months ended March 31, 1994 compared to the corresponding period in 1993 as a result of a reduction in the mortgage base resulting from mortgage dispositions in 1993 and February 1994.

               General and administrative expenses decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 due primarily to a decrease in the mortgage base, as discussed above.

          Fair Value of Insured Mortgages
          -------------------------------
               As of December 31, 1993, the Partnership's Insured Mortgages were recorded at amortized cost (excluding a Mortgage Held for Disposition which was recorded at the lower cost or market). In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of January 1, 1994, the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized gains on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of March 31, 1994.

               The fair value of the Insured Mortgages is based on quoted market prices.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued




                                                    As of March 31, 1994
                                                  Amortized             Fair
                                                    Cost                Value
                                                ------------        ------------
             Investment in Mortgages:
               Acquired insured mortgages       $ 20,726,360        $ 26,014,923
               Originated insured mortgages       14,629,528          15,299,984
                                                ------------        ------------
                                                $ 35,355,888        $ 41,314,907
                                                ============        ============

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


          Liquidity and Capital Resources
          -------------------------------
               The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient to meet operating requirements.

               The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

               Net cash provided by operating activities decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to a decrease in mortgage investment income, as discussed above. This decrease was offset by an increase in interest and other income, a decrease in asset management fees and a decrease in general and administrative expenses, as previously discussed.

               Net cash provided by investing activities increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the receipt in February 1994 of net proceeds of approximately $8.2 million from the prepayment of the mortgage on Hidden Oaks Apartments.

               Net cash used in financing activities increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the special distribution to Unitholders in 1994 of net proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders in 1993 of regular cash flow from the fourth quarter of 1992.


          PART II.  OTHER INFORMATION
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1994.

               All other items are not applicable.

                                      SIGNATURE


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN INSURED MORTGAGE
                                          INVESTORS (Registrant)


                                        By:  CRIIMI, Inc.
                                             General Partner



          May 10, 1994                  By:  /s/ Cynthia O. Azzara
          --------------------------         -------------------------
          Date                               Cynthia O. Azzara
                                             Vice President and
                                               Chief Financial Officer