Form 10-Q
period 1994-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1994-08-02
CIK 724533

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended           June 30, 1994
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

               As of August 2, 1994, 10,000,000 depository units of limited partnership interest were outstanding.

                         AMERICAN INSURED MORTGAGE INVESTORS

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED June 30, 1994

                                                                   Page
                                                                   ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Balance Sheets - June 30, 1994 and
                      December 31, 1993 . . . . . . . . . . . . .     3

                    Statements of Operations - for the three and
                      six months ended June 30, 1994 and 1993.  .     4

                    Statement of Changes in Partners' Equity -
                      for the six months ended June 30,
                      1994  . . . . . . . . . . . . . . . . . . .     5

                    Statements of Cash Flows - for the six months
                      ended June 30, 1994 and 1993  . . . . . . .     6

                    Notes to Financial Statements . . . . . . . .     7

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .    14

          PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    17

          Signature   . . . . . . . . . . . . . . . . . . . . . .    18

                3

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS

                                    BALANCE SHEETS

                                        ASSETS
                                                June 30,     December 31,
                                                  1994           1993
                                              ------------   ------------
                                              (Unaudited)
          Investment in mortgages, at
            fair value:
            Acquired insured mortgages        $ 25,404,613   $         --
            Originated insured mortgages        15,086,360             --
                                              ------------   ------------
               Total                            40,490,973             --
                                              ------------   ------------
          Investment in mortgages, at
            amortized cost, net of
            unamortized discount:
            Acquired insured mortgages                  --     20,758,692
            Originated insured mortgages                --     14,642,000
                                              ------------   ------------
               Total                                    --     35,400,692
                                              ------------   ------------
          Mortgage held for disposition,
            at lower of cost or market                  --      7,941,507

          Cash and cash equivalents                743,810      3,778,696

          Receivables and other assets             447,924        509,426
                                              ------------   ------------
               Total assets                   $ 41,682,707   $ 47,630,321
                                              ============   ============

                           LIABILITIES AND PARTNERS' EQUITY

          Distributions payable               $    823,903   $  3,810,552

          Accounts payable and accrued
            expenses                                85,670         70,812
                                              ------------   ------------
               Total liabilities                   909,573      3,881,364
                                              ------------   ------------
          Partners' equity:
            Limited partners' equity            40,501,310     48,421,623
            General partner's deficit
                                                (4,909,215)    (4,672,666)
            Net unrealized gains on
             investment in mortgages
                                                 5,181,039             --
                                              ------------   ------------
               Total partners' equity           40,773,134     43,748,957
                                              ------------   ------------
               Total liabilities and
                 partners' equity             $ 41,682,707
                                                             $ 47,630,321
                                              ============   ============


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

          4
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                             AMERICAN INSURED MORTGAGE INVESTORS
                                                  STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                     For the three months ended
                                                                                         For the six months ended

                                                              June 30,
                                                                                                  June 30,

                                                     ---------------------------
                                                                                        ---------------------------
                                                         1994           1993                1994           1993
                                                     ------------   ------------        ------------   ------------
    Income:
      Mortgage investment income                     $    906,045   $  1,120,116        $  1,856,792   $  2,244,192
      Interest and other income                            30,913          5,502              76,189         10,281
                                                     ------------   ------------        ------------   ------------
                                                          936,958      1,125,618           1,932,981      2,254,473
                                                     ------------   ------------        ------------   ------------
    Expenses:
      Asset management fee to related parties              85,773        110,229             184,334        220,458
      General and administrative                           72,476         81,467             151,556        180,423
                                                     ------------   ------------        ------------   ------------
                                                          158,249        191,696             335,890        400,881
                                                     ------------   ------------        ------------   ------------
    Earnings before gain on mortgage disposition          778,709        933,922           1,597,091      1,853,592
    Gain on mortgage disposition                               --             --             235,873             --
                                                     ------------   ------------        ------------   ------------
         Net earnings                                $    778,709   $    933,922        $  1,832,964   $  1,853,592
                                                     ============   ============        ============   ============

    Net earnings attributable to:
      Limited partners - 97.1%                       $    756,126   $    906,838        $  1,779,808   $  1,799,838
      General partners - 2.9%                              22,583         27,084              53,156         53,754
                                                     ------------   ------------        ------------   ------------
                                                     $    778,709   $    933,922        $  1,832,964   $  1,853,592
                                                     ============   ============        ============   ============
    Net earnings per unit of
      limited partnership interest                   $        .08   $        .09        $        .18   $        .18
                                                     ============   ============        ============   ============

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

          5

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                          STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                           For the six months ended June 30, 1994

                                                         (Unaudited)

                                                                                        Net
                                                                                    Unrealized
                                                                                     Gains on
                                                       General        Limited       Investment
                                                       Partner        Partners     in Mortgages       Total
                                                     ------------   ------------   ------------   ------------
    Balance, December 31, 1993                       $ (4,672,666)
                                                                    $ 48,421,623   $         --   $ 43,748,957

      Net earnings                                         53,156      1,779,808             --      1,832,964

      Distributions paid or accrued,
        including return of capital, of
        $.97 per Unit                                    (289,705)    (9,700,121)            --     (9,989,826)

      Net unrealized gains on investment
        in mortgages                                           --             --      5,181,039      5,181,039
                                                     ------------   ------------   ------------   ------------

    Balance, June 30, 1994                           $ (4,909,215)  $ 40,501,310   $  5,181,039   $ 40,773,134
                                                     ============   ============   ============   ============

    Limited Partnership Units outstanding -
      June 30, 1994                                                   10,000,125
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

          6
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                             AMERICAN INSURED MORTGAGE INVESTORS
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                   For the six months

                                                                                    ended June 30,
                                                                                  1994           1993
                                                                              ------------   ------------
    Cash flows from operating activities:
      Net earnings                                                            $  1,832,964   $  1,853,592
      Adjustments to reconcile net earnings
        to net cash provided by operating activities:
        Gain on mortgage disposition                                              (235,873)            --
        Changes in assets and liabilities:
          Decrease in receivables and other assets                                  61,502         37,173
          Increase in accounts payable and accrued expenses                         14,858         21,449
                                                                              ------------   ------------
              Net cash provided by operating activities                          1,673,451      1,912,214
                                                                              ------------   ------------
    Cash flows from investing activities:
      Proceeds from disposition of Insured Mortgage                              8,177,380             --
      Receipt of mortgage principal from scheduled payments                         90,758        113,969
                                                                              ------------   ------------
              Net cash provided by investing activities                          8,268,138        113,969
                                                                              ------------   ------------
    Cash flows from financing activities:
      Distributions paid to partners                                           (12,976,475)    (2,008,273)
                                                                              ------------   ------------
    Net(decrease)increase in cash and cash equivalents                          (3,034,886)        17,910

    Cash and cash equivalents, beginning of period                               3,778,696        722,809
                                                                              ------------   ------------
    Cash and cash equivalents, end of period                                  $    743,810   $    740,719
                                                                              ============   ============




                                         The accompanying notes are an integral part
                                               of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   ORGANIZATION

               American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act of the state of California on July 12, 1983. From inception through September 6, 1991, affiliates of Integrated Resources, Inc. served as managing general partner (with a partnership interest of 2.8%), corporate general partner (with a partnership interest of 0.1%) and associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

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

               2.   BASIS OF PRESENTATION

               In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1994 and December 31, 1993 and the results of its operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

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

                    As of June 30, 1994, the weighted average remaining
               term of the Partnership's Insured Mortgages is approximately 31 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 15 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its Insured Mortgages, the Partnership does not have the ability, at this time, to hold its Insured Mortgages to maturity. Consequently, the General Partner believes that the Partnership's Insured Mortgages should be included in the Available for Sale category. Although the Partnership's Insured Mortgages are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell such Insured Mortgages other than those which may be sold as a result of a default or those which are eligible to be put to the Federal Housing Administration at the expiration of 20 years from the date of the final endorsement.

                    In connection with this classification, as of June 30,
               1994, all of the Partnership's Insured Mortgages are recorded at fair value, with the net unrealized gains on the Partnership's Investment in Mortgages reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of Insured Mortgages classified as Available for Sale shall be included as a separate component of partners' equity. Realized gains and losses for Insured Mortgages classified as Available for Sale will continue to be reported in earnings. The amortized cost of the Insured Mortgages in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income. Prior to January 1, 1994, the Partnership accounted for its Investment in Mortgages at amortized cost.

          4.   INVESTMENT IN MORTGAGES

               As of June 30, 1994, the Partnership had remaining investments in 15 Insured Mortgages with an aggregate amortized cost of $35,309,934, face value of $41,140,380, and fair value of $40,490,973. All of the Partnership's Insured Mortgages are insured under Section 221(d)(4) of the National Housing Act, by the United States Department of Housing and Urban Development
          (HUD) for 100% of their current face value, less a 1% assignment fee, and are nonrecourse first liens on multifamily residential developments owned by entities unaffiliated with the Partnership, its General Partner or their affiliates. As of June 30, 1994, all

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued


          of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

               In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1994, the Partnership received $13,010 and $13,010, respectively, from the Participations. During the three and six months ended June 30, 1993, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued


         During the six months ended June 30, 1994, the Partnership disposed of the following Insured Mortgage, which was classified as a Mortgage Held for Disposition as of December 31, 1993. There were no dispositions of Insured Mortgages during the three and six months ended June 30, 1993.

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


                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued


         In connection with the Partnership's implementation of SFAS 115 on January 1, 1994 (see Note 3), the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized gains on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of June 30, 1994.

         The fair value of the Insured Mortgages is based on quoted market prices.


                                                     As of June 30, 1994
                                                  Amortized             Fair
                                                    Cost                Value
                                                ------------        ------------
             Investment in Mortgages:
               Acquired insured mortgages       $ 20,693,193        $ 25,404,613
               Originated insured mortgages       14,616,817          15,086,360
                                                ------------        ------------
                                                $ 35,310,010        $ 40,490,973
                                                ============        ============

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          5.   DISTRIBUTIONS TO UNITHOLDERS

               The distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the six months ended June 30, 1994 and 1993 are as follows:

                                               1994           1993
                                             --------       --------

               Quarter ended March 31,       $    .89(1)    $   .095
               Quarter ended June 30,             .08           .090
                                             --------       --------
                  TOTAL                      $    .97       $   .185
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

                         AMERICAN INSURED MORTGAGE INVESTORS

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    6.   TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities had, during the three and six months ended June 30, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                                       COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                            For the three months ended
                                                                                           For the six months ended
                                  Capacity in Which
                                                                     June 30,
                                                                                                   June 30,
    Name of Recipient                Served/Item               1994            1993           1994           1993
    -----------------       ----------------------------    ----------      ----------    -----------    -----------
    CRIIMI, Inc.            General Partner/Distribution     $  23,893       $  26,880     $  289,705(3)  $   55,253

    AIM Acquisition         Advisor/Asset Management Fee        85,773(1)      110,229(1)     184,334(2)     220,458(2)
      Partners, L.P.

    CRI                     Affiliate of General Partner/
                              Expense Reimbursement             19,709          21,534         38,005         35,748

    (1)  Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM
         Management, Inc., earned a fee equal to $25,278 and $32,487, or .28% of Total Invested Assets, for the three months ended
         June 30, 1994 and 1993, respectively.

    (2)  Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM
         Management, Inc., earned a fee equal to $54,324 and $64,974 or .28% of Total Invested Assets, for the six months ended
         June 30, 1994 and 1993, respectively.

    (3) This amount includes a special distribution as described above in Note 5.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General
    -------
         As of June 30, 1994, the Partnership had remaining investments in 15 Insured Mortgages, with an aggregate amortized cost of $35,309,934, face value of $41,140,380, and fair value of $40,490,973.

    Mortgage Dispositions
    ---------------------
         During the six months ended June 30, 1994, the Partnership disposed of the following Insured Mortgage, which was classified as a Mortgage Held for Disposition as of December 31, 1993. There were no dispositions of Insured Mortgages during the three and six months ended June 30, 1993.

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


          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          Results of Operations
          ---------------------
               Net earnings decreased for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 primarily due to the decrease in mortgage investment income as described below.

               Mortgage investment income decreased for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 primarily due to the decrease in the mortgage base resulting from mortgage dispositions in 1993 and February 1994.

               Interest and other income increased for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 primarily due to the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

               Asset management fees decreased for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 as a result of the reduction in the mortgage base resulting from mortgage dispositions in 1993 and February 1994.

               General and administrative expenses decreased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993. This decrease was due primarily to a decrease in investor services expenses and annual and quarterly reporting expenses resulting primarily from a reduction in the number of Unitholders.

               The gain on mortgage disposition was a result of the disposition of the mortgage on Hidden Oaks in February 1994.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


    Fair Value of Insured Mortgages
    -------------------------------
         As of December 31, 1993, the Partnership's Insured Mortgages were recorded at amortized cost (excluding a Mortgage Held for Disposition which was recorded at the lower of cost or market). In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) on January 1, 1994, the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized gains on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of June 30, 1994.

         The fair value of the Insured Mortgages is based on quoted market prices.


                                                     As of June 30, 1994
                                                  Amortized             Fair
                                                    Cost                Value
                                                ------------        ------------
             Investment in Mortgages:
               Acquired insured mortgages       $ 20,693,117        $ 25,404,613
               Originated insured mortgages       14,616,817          15,086,360
                                                ------------        ------------
                                                $ 35,309,934        $ 40,490,973
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

               Net cash provided by operating activities decreased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 primarily due to a decrease in mortgage investment income, as previously discussed. This decrease was offset by an increase in interest and other income, a decrease in asset management fees and a decrease in general and administrative expenses, as previously discussed.

               Net cash provided by investing activities increased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 primarily due to the receipt in February 1994 of net proceeds of approximately $8.2 million from the prepayment of the mortgage on Hidden Oaks Apartments.

               Net cash used in financing activities increased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 primarily due to the special distributions paid to Unitholders in 1994 of net proceeds received in 1994 from the prepayment of the mortgage on Hidden Oaks Apartments and of net proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders in 1993 of regular cash flow from the fourth quarter of 1992.


          PART II.  OTHER INFORMATION
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1994.

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


                                        AMERICAN INSURED MORTGAGE
                                          INVESTORS (Registrant)


                                        By:  CRIIMI, Inc.
                                             General Partner



          August 2, 1994                By:  /s/ Cynthia O. Azzara
          --------------------------         -------------------------
          Date                               Cynthia O. Azzara
                                             Chief Financial Officer