Form 10-Q
period 1994-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1994-11-14
CIK 724533

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1994
                              ------------------

Commission file number             0-13120
                              -----------------

                  AMERICAN INSURED MORTGAGE INVESTORS
- -----------------------------------------------------------------
          (Exact name of registrant as specified in charter)

             California                          13-3180848
- -------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
- -----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                            (301) 468-9200
- -----------------------------------------------------------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]
No [ ]

     As of November 14, 1994, 10,000,000 depositary units of limited partnership interest were outstanding.

                  AMERICAN INSURED MORTGAGE INVESTORS

                          INDEX TO FORM 10-Q

               FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                                         Page
                                                         ----
PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1994 and
            December 31, 1993 . . . . . . . . . . . . .     3

          Statements of Operations - for the three
            and nine months ended September 30,
            1994 and 1993.  . . . . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1994  . . . . . . . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the nine
            months ended September 30, 1994 and
            1993  . . . . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    16

Signature   . . . . . . . . . . . . . . . . . . . . . .    17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  AMERICAN INSURED MORTGAGE INVESTORS
                            BALANCE SHEETS
                                ASSETS

                                   September 30,   December 31,
                                       1994            1993
                                   -------------   ------------
                                   (Unaudited)
Investment in mortgages, at
  fair value:
  Acquired insured mortgages       $ 24,745,129    $         --
  Originated insured mortgages       14,768,908              --
                                   ------------    ------------
     Total                           39,514,037              --
                                   ------------    ------------
Investment in mortgages, at
  amortized cost, net of
  unamortized discount:
  Acquired insured mortgages                 --      20,758,692
  Originated insured mortgages               --      14,642,000
                                   ------------    ------------
     Total                                   --      35,400,692
                                   ------------    ------------
Mortgage held for disposition,
  at lower of cost or market                 --       7,941,507

Cash and cash equivalents               736,408       3,778,696

Receivables and other assets            425,930         509,426
                                   ------------    ------------
     Total assets                  $ 40,676,375    $ 47,630,321
                                   ============    ============

                   LIABILITIES AND PARTNERS' EQUITY

Distributions payable               $   823,903    $  3,810,552

Accounts payable and accrued
  expenses                              100,151          70,812
                                   ------------    ------------
     Total liabilities                  924,054       3,881,364
                                   ------------    ------------
Partners' equity:
  Limited partners' equity           40,412,946      48,421,623
  General partner's deficit          (4,911,854)     (4,672,666)
  Net unrealized gains on
   investment in mortgage             4,251,229              --
                                   ------------    ------------
     Total partners' equity          39,752,321      43,748,957
                                   ------------    ------------
     Total liabilities and
       partners' equity            $ 40,676,375    $ 47,630,321
                                   ============    ============

              The accompanying notes are an integral part
                    of these financial statements.
/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  AMERICAN INSURED MORTGAGE INVESTORS

                       STATEMENTS OF OPERATIONS

                              (Unaudited)

                                             For the three months ended        For the nine months ended
                                                    September 30,                     September 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Income:
  Mortgage investment income               $    891,859     $  1,119,300     $  2,748,651     $  3,363,492
  Interest and other income                       9,044            5,105           85,233           15,386
                                           ------------     ------------     ------------     ------------
                                                900,903        1,124,405        2,833,884        3,378,878
                                           ------------     ------------     ------------     ------------
Expenses:
  Asset management fee to
    related parties                              85,773          110,229          270,107          330,687
  General and administrative                     82,230           70,937          233,786          251,360
                                           ------------     ------------     ------------     ------------
                                                168,003          181,166          503,893          582,047
                                           ------------     ------------     ------------     ------------
Earnings before gain on mortgage
  disposition                                   732,900          943,239        2,329,991        2,796,831
Gain on mortgage disposition                         --          108,415          235,873          108,415
                                           ------------     ------------     ------------     ------------
     Net earnings                          $    732,900     $  1,051,654     $  2,565,864     $  2,905,246
                                           ============     ============     ============     ============

Net earnings attributable to:
  Limited partners - 97.1%                 $    711,646     $  1,021,156     $  2,491,454     $  2,820,994
  General partners - 2.9%                        21,254           30,498           74,410           84,252
                                           ------------     ------------     ------------     ------------
                                           $    732,900     $  1,051,654     $  2,565,864     $  2,905,246
                                           ============     ============     ============     ============
Net earnings per Unit of
  limited partnership interest             $        .07     $        .10     $        .25     $        .28
                                           ============     ============     ============     ============








              The accompanying notes are an integral part
                    of these financial statements.
/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  AMERICAN INSURED MORTGAGE INVESTORS

               STATEMENT OF CHANGES IN PARTNERS' EQUITY

             For the nine months ended September 30, 1994

                              (Unaudited)

                                                                               Net
                                                                             Unrealized
                                                                              Gains on
                                             General          Limited        Investment
                                             Partner          Partners       in Mortgages        Total
                                           ------------     ------------     ------------     ------------
Balance, December 31, 1993                 $ (4,672,666)    $ 48,421,623     $         --     $ 43,748,957

 Net earnings                                    74,410        2,491,454               --        2,565,864

 Distributions paid or accrued,
   including return of capital, of
   $1.05 per Unit                              (313,598)     (10,500,131)              --      (10,813,729)

 Net unrealized gains on investment
   in mortgages           --                         --        4,251,229        4,251,229
                                           ------------     ------------     ------------     ------------

Balance, September 30, 1994                $ (4,911,854)    $ 40,412,946     $  4,251,229     $ 39,752,321
                                           ============     ============     ============     ============

Limited Partnership Units outstanding -
  September 30, 1994                                          10,000,125
                                                            ============


              The accompanying notes are an integral part
                    of these financial statements.
/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  AMERICAN INSURED MORTGAGE INVESTORS

                       STATEMENTS OF CASH FLOWS

                              (Unaudited)



                                                                      For the nine months
                                                                         ended September 30,
                                                                        1994             1993
                                                                    ------------     ------------
Cash flows from operating activities:
  Net earnings                                                      $  2,565,864     $  2,905,246
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Gain on mortgage disposition                                        (235,873)        (108,415)
    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets                 83,496           (3,646)
      Increase in accounts payable and accrued expenses                   29,339           28,118
                                                                    ------------     ------------
          Net cash provided by operating activities                    2,442,826        2,821,303
                                                                    ------------     ------------
Cash flows from investing activities:
  Proceeds from disposition of Insured Mortgage                        8,177,380          108,415
  Receipt of mortgage principal from scheduled payments                  137,884          165,756
                                                                    ------------     ------------
          Net cash provided by investing activities                    8,315,264          274,171
                                                                    ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                                     (13,800,378)      (2,935,164)
                                                                    ------------     ------------
Net (decrease) increase in cash and cash equivalents                  (3,042,288)         160,310

Cash and cash equivalents, beginning of period                         3,778,696          722,809
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $    736,408     $    883,119
                                                                    ============     ============












                       The accompanying notes are an integral part
                    of these financial statements.
/TABLE></PAGE

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

     AIM Acquisition Partners, L.P. (the Advisor) serves as the adviser of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include an entity owned by CRIIMI MAE and CRI. A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-Advisor), an affiliate of CRI, manages the Partnership's portfolio and disposes of the Partnership's mortgages.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1994 and December 31, 1993 and the results of its operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993.

                  AMERICAN INSURED MORTGAGE INVESTORS

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

2.   BASIS OF PRESENTATION - Continued

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

          As of September 30, 1994, the weighted average remaining term of the Partnership's Insured Mortgages is approximately 30 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 14 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its Insured Mortgages, the Partnership does not have the ability, at this time, to hold its Insured Mortgages to maturity. Consequently, the General Partner believes that the Partnership's Insured Mortgages should be included in the Available for Sale category. Although the Partnership's Insured Mortgages are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell such Insured Mortgages other than those which may be sold as a result of a default or those which are eligible to be put to the Federal Housing Administration at the expiration of 20 years from the date of the final endorsement.

                  AMERICAN INSURED MORTGAGE INVESTORS

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          In connection with this classification, as of September 30, 1994, all of the Partnership's Insured Mortgages are recorded at fair value, with the net unrealized gains on the Partnership's Investment in Mortgages reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of Insured Mortgages classified as Available for Sale shall be included as a separate component of partners' equity.
     Realized gains and losses for Insured Mortgages classified as Available for Sale will continue to be reported in earnings. The amortized cost of the Insured Mortgages in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income. Prior to January 1, 1994, the Partnership accounted for its Investment in Mortgages at amortized cost.

4.   INVESTMENT IN MORTGAGES

               In connection with the Partnership's implementation of SFAS 115 on January 1, 1994 (see Note 3), the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of September 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized gains on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of September 30, 1994. The fair value of the Insured Mortgages is based on quoted market prices.

               As of September 30, 1994, the Partnership had remaining investments in 15 Insured Mortgages with an aggregate amortized cost of $35,262,808, face value of $41,054,182 and fair value of $39,514,037. As of December 31, 1993, the Partnership had remaining investments in 16 Insured Mortgages (including one Insured Mortgage classified as Mortgage Held for Dispositon) with an aggregate amortized cost and face value of $43,342,199 and $49,225,550 respectively. All of the Partnership's Insured Mortgages are insured under Section 221(d)(4) of the National Housing Act, by the United States Department of Housing and Urban Development (HUD) for 100% of their current face value, less a 1% assignment fee, and are nonrecourse first liens on multifamily residential developments owned by entities unaffiliated with the Partnership, its General Partner or their affiliates. As of September 30, 1994, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

               The following table summarizes the Partnership's Investment in Mortgages as of September 30, 1994:




                  AMERICAN INSURED MORTGAGE INVESTORS

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued


                                              Amortized        Fair
                                                 Cost          Value
                                             ------------   ------------
              Investment in Mortgages:
              Acquired insured mortgages     $ 20,659,173   $ 24,745,129
              Originated insured mortgages     14,603,635     14,768,908
                                             ------------   ------------
                                             $ 35,262,808   $ 39,514,037
                                             ============   ============

              In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1994, the Partnership received $0 and $13,010, respectively, from the Participations. During the three and nine months ended September 30, 1993, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

               During the nine months ended September 30, 1994, the Partnership disposed of the following Insured Mortgage, which was classified as a Mortgage Held for Disposition as of December 31, 1993. There were no dispositions of Insured Mortgages during the three months ended September 30, 1994.

                                                                                               Financial
                                                                Net                            Statement
                              Date of          Type of        Carrying        Net                Gain
      Complex Name          Disposition      Disposition       Value        Proceeds           Recognized
- ----------------------    ----------------   ------------   ------------  ------------        ------------
Hidden Oaks Apartments    February 1994      Prepayment     $  7,941,507  $  8,177,380(1)     $   235,873

(1)  Includes a prepayment penalty of approximately $260,000.

/TABLE

                  AMERICAN INSURED MORTGAGE INVESTORS

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the nine months ended September 30, 1994 and 1993 are as follows:

                                     1994           1993
                                   --------       --------

     Quarter ended March 31,       $    .89(1)    $   .095
     Quarter ended June 30,             .08           .090
     Quarter ended September 30,        .08           .090
                                   --------       --------
        TOTAL                      $   1.05       $   .275
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


     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

                  AMERICAN INSURED MORTGAGE INVESTORS

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities had, during the three and nine months ended September 30, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                                                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                                        For the three months ended       For the nine months ended
                           Capacity in Which                  September 30,                   September 30,
Name of Recipient             Served/Item                 1994             1993           1994             1993
- -----------------    ----------------------------      ----------       ----------     -----------      -----------
CRIIMI, Inc.         General Partner/Distribution      $   23,893       $  26,880      $   313,598(3)    $    82,133

AIM Acquisition      Advisor/Asset Management Fee          85,773(1)      110,229(1)       270,107(2)        330,687(2)
  Partners, L.P.

CRI                  Affiliate of General Partner/
                       Expense Reimbursement               20,851          17,025           58,856           52,774

(1)      Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $25,278 and $32,487, or .28% of Total Invested Assets, for the three months ended September 30, 1994 and 1993, respectively.

(2)      Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $79,602 and $97,461 or .28% of Total Invested Assets, for the nine months ended September 30, 1994 and 1993, respectively.

(3)      This amount includes a special distribution as described in Note 5.

/TABLE

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------
     As of September 30, 1994, the Partnership had remaining investments in 15 Insured Mortgages, with an aggregate amortized cost of $35,262,808, face value of $41,054,182, and fair value of $39,514,037.

Mortgage Dispositions
- ---------------------
     During the nine months ended September 30, 1994, the Partnership disposed of the following Insured Mortgage, which was classified as a Mortgage Held for Disposition as of December 31, 1993. There were no dispositions of Insured Mortgages during the three months ended September 30, 1994.

                                                                                               Financial
                                                                Net                            Statement
                              Date of          Type of        Carrying        Net                Gain
      Complex Name          Disposition      Disposition       Value        Proceeds           Recognized
- ----------------------    ----------------   ------------   ------------  ------------        ------------
Hidden Oaks Apartments    February 1994      Prepayment     $  7,941,507  $  8,177,380(1)     $   235,873

(1)  Includes a prepayment penalty of approximately $260,000.


Results of Operations
- ---------------------
     Net earnings decreased for the three and nine months ended
September 30, 1994 compared to the corresponding periods in 1993 primarily due to the decrease in mortgage investment income as described below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1994 compared to the corresponding periods in 1993 primarily due to the decrease in the mortgage base resulting from mortgage dispositions in 1993 and February 1994.

     Interest and other income increased for the nine months ended September 30, 1994 compared to the corresponding periods in 1993 primarily due to the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

     Asset management fees decreased for the three and nine months ended September 30, 1994 compared to the corresponding periods in 1993 as a result of the reduction in the mortgage base resulting from mortgage dispositions in 1993 and February 1994.

     General and administrative expenses decreased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993. This decrease was due primarily to a decrease in investor

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


services expenses and annual and quarterly reporting expenses resulting primarily from a reduction in the number of Unitholders. General and administrative expenses increased for the three months ended September 30, 1994 as compared to the corresponding period in 1993 primarily due to one time expenses incurred during the third quarter of 1994.

     The gain on mortgage disposition was a result of the disposition of the mortgage on Hidden Oaks in February 1994.

Fair Value of Insured Mortgages
- -------------------------------
     As of December 31, 1993, the Partnership's Insured Mortgages were recorded at amortized cost (excluding a Mortgage Held for Disposition which was recorded at the lower of cost or market). In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) on January 1, 1994, the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of September 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized gains on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of September 30, 1994. The fair value of the Insured Mortgages is based on quoted prices.

     As of September 30, 1994, the Partnership had remaining investments in 15 Insured Mortgages with an aggregate amortized cost of $35,262,808, face value of $41,054,182 and fair value of $39,514,037. As of December 31, 1993, the Partnership had remaining investments in 16 Insured Mortgages (including one Insured Mortgage classified as Mortgage Held for Disposition) with an aggregate amortized cost and face value of $43,342,199 and $49,225,550 respectively. All of the Partnership's Insured Mortgages are insured under Section 221(d)(4) of the National Housing Act, by the United States Department of Housing and Urban Development (HUD) for 100% of their current face value, less a 1% assignment fee, and are nonrecourse first liens on multifamily residential developments owned by entities unaffiliated with the Partnership, its General Partner or their affiliates. As of September 30, 1994, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     The following table summarizes the Partnership's Investment in Mortgages as of September 30, 1994:


                                    Amortized        Fair
                                       Cost          Value
                                   ------------   ------------
    Investment in Mortgages:
    Acquired insured mortgages     $ 20,659,173   $ 24,745,129
    Originated insured mortgages     14,603,635     14,768,908
                                   ------------   ------------
                                   $ 35,262,808   $ 39,514,037
                                   ============   ============

    In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1994, the Partnership received $0 and $13,010, respectively, from the Participations.
During the three and nine months ended September 30, 1993, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

Liquidity and Capital Resources
- -------------------------------
    The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient to meet operating requirements.

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

    Net cash provided by operating activities decreased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 primarily due to a decrease in receivables and other assets as a result of the reduction in the mortgage base arising from the prepayment on Hidden Oaks Apartments.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


    Net cash provided by investing activities increased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 primarily due to the receipt in February 1994 of net proceeds of approximately $8.2 million from the disposition of the mortgage on Hidden Oaks Apartments.

    Net cash used in financing activities increased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 primarily due to the special distributions paid to Unitholders in 1994 of net proceeds received in 1994 from the disposition of the mortgage on Hidden Oaks Apartments and of net proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders in 1993 of regular cash flow from the fourth quarter of 1992 and first and second quarters of 1993.


PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1994.

    The exhibits filed as part of this report are listed below:

         Exhibit No.                    Description

              27                   Financial Data Schedule

                               SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN INSURED MORTGAGE
                                INVESTORS (Registrant)


                              By:  CRIIMI, Inc.
                                   General Partner



November 14, 1994             By:  /s/ Cynthia O. Azzara
- --------------------------         -------------------------
Date                               Cynthia O. Azzara
                                   Vice President and
                                     Chief Financial Officer