Form 10-K
period 1994-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1995-03-20
CIK 724533

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1994
                              ------------------

Commission file number             1-11060
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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
         Title of each class                 which registered
- -----------------------------------   ---------------------------
    Depositary Units of Limited         American Stock Exchange
       Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
- -----------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of March 16, 1995, 10,000,000 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $34,957,843.

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1994 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .     5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .     6
Item 6.   Selected Financial Data . . . . . . . . . . .     8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .     9
Item 8.   Financial Statements and Supplementary Data .    15
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .    15

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .    15
Item 11.  Executive Compensation  . . . . . . . . . . .    16
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .    17
Item 13.  Certain Relationships and Related Transactions   17

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .    17

Signatures  . . . . . . . . . . . . . . . . . . . . . .    20

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
- ---------------------------------------
     Information concerning the business of American Insured Mortgage Investors (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, and 5 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1994.

Employees
- ---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement) and CRI/AIM Management, Inc. (the Sub-advisor) pursuant to a sub-advisory agreement (the Sub-advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). CRI and CRIIMI MAE are also affiliates of the Sub-advisor.

     CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing, origination and advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

Competition
- -----------
     In disposing of Insured Mortgages, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration (FHA) insured mortgages than the Partnership.

     Pursuant to the Sub-advisory Agreement, the Advisor retained the Sub-advisor to perform the services required of the Advisor under the Advisory Agreement. CRI also serves as a general partner of the advisers to CRIIMI MAE and CRI Liquidating REIT, Inc., which have investment objectives similar to those of American Insured Mortgage Investors-Series 85, L.P. (AIM 85), American Insured Mortgage Investors L.P. - Series 86 (AIM 86) and American Insured Mortgage Investors L.P. - Series 88 (AIM 88) as well as the Partnership (collectively, the AIM Partnerships). CRI and its affiliates are also general partners of a number of other real estate limited partnerships. CRI and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRI, including CRIIMI MAE and CRI Liquidating REIT, Inc., are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, the Sub-advisor and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRI and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are first non-recourse liens on the respective multifamily residential developments.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
- -------------------------------------------------------------
     From November 5, 1985 through July 6, 1989, the Units were included in the NASDAQ National Market System. From July 7, 1989 through April 7, 1992, the Units were traded in the over-the-counter market and quoted on the NASDAQ quotation system under the symbol "AIMAZ."

      Since April 8, 1992, the Units have traded on the American Stock Exchange
(AMEX) with a trading symbol of AIA.

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1994 and 1993 were as follows:

                                                 Amount of
                                1994           Distribution
  Quarter Ended           High        Low        Per Unit
- -------------------      -------    -------    ------------
 March 31,               $4 7/8     $3 3/4      $   0.89(1)
 June 30,                 3 13/16    3 3/8          0.08
 September 30,            3 11/16    3 7/16         0.08
 December 31,             3 11/16    3 1/4          0.08
                                               ---------
                                               $    1.13
                                               =========

                                                 Amount of
                                1993           Distribution
  Quarter Ended           High        Low        Per Unit
- -------------------      -------    -------    ------------
 March 31,               $4 7/8     $4 5/16     $   0.095
 June 30,                 4 3/4      4 5/16         0.090
 September 30,            4 13/16    4 7/16         0.090
 December 31,             5 1/8      4 1/4          0.370(2)
                                                ---------
                                                $   0.645
                                                =========
(1) This includes a special distribution of $0.81 per Unit comprised of: (i) $0.80 per Unit return of capital and capital gain from the disposition of the mortgage on Hidden Oaks Apartments and (ii) $.01 per Unit of previously accrued but undistributed interest received from the mortgage on Creekside Village.

(2) This includes a special distribution of $0.28 per Unit comprised of: (i) $0.21 per Unit return of capital from the disposition of the mortgages on Chapelgate Apartments and Cumberland Village and (ii) $0.07 per Unit capital gain from these two dispositions plus additional sales proceeds from the sale of the mortgage on Clark and Elm Apartments.


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

                                          Approximate Number

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS
               - Continued

                                         of Unitholders as of
     Title of Class                        December 31, 1994
- ---------------------------             ----------------------

Depositary Units of Limited
 Partnership Interest                           10,000

                                     PART II

ITEM 6.                                 SELECTED FINANCIAL DATA
                            (Dollars in thousands, except per Unit amounts)


                                                For the years ended December 31,
                               1994         1993         1992         1991          1990
                            ------------ ------------ ------------ ------------  ------------
Income                      $   3,736    $  4,487     $  4,747     $  5,761      $ 11,231

Net gains (losses) from
  mortgage dispositions           196         762          (21)         260        (3,323)

Net earnings                    3,280       4,528        3,867        4,626         5,448

Composition of distributions
  per Limited Partnership
  Unit(1)(2):
    Earnings                $    .32     $   .440     $    .38      $   .450     $    .53
    Return of capital            .81         .205         1.44          .099        10.76
                            --------     --------     --------      --------     --------
       Total                $   1.13     $   .645     $   1.82      $   .549     $  11.29
                            ========     ========     ========      ========     ========

                                                As of December 31,
                                                ------------------
                              1994         1993         1992         1991          1990
                            --------     --------     --------     --------      --------

Total assets                $ 38,161     $ 47,630     $ 46,971     $ 62,029      $ 63,962


Partners' equity              37,241       43,749       45,864       60,741        61,773


(1)  Calculated based upon the weighted average number of Limited Partnership
     Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1994, 1993, 1992, 1991 and 1990 which were paid subsequent to each year end. See Notes 3 and 5 of Notes to Financial
     Statements contained in Item 8. "Financial Statements and Supplementary
     Data."

     The selected statements of operations data presented above for the years ended December 31, 1994, 1993 and 1992 and the balance sheet data as of December 31, 1994 and 1993, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1991 and 1990 and the balance sheet data as of December 31, 1992, 1991 and 1990 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
- -------
     American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. During the period from March 1, 1984 (the initial closing date of the Partnership's public offering) through December 31, 1984, the Partnership, pursuant to its public offering of 10,000,000 depositary units of limited partnership interest (Units), raised a total of $200,000,000 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 limited partnership interests in exchange therefor.

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

     Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (Integrated Funding) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory agreement (the Sub-advisory Agreement) with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and disposes of the Partnership's mortgage investments.

     CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing, origination and advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period in

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

Investment in Insured Mortgages
- -------------------------------
     The Partnership's investment in insured mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Certificates) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

     In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of January 1, 1994 (see Note 2 to the financial statements), the Partnership's investments in FHA-Insured Certificates are recorded at fair value, as estimated below, as of December 31, 1994. The difference between the amortized cost and the fair value of FHA-Insured Certificates represents the net unrealized gains on these investments and is reported as a separate component of partners' equity as of December 31, 1994. The fair value of FHA-Insured Certificates is based on quoted market prices.
The Partnership's Investment in FHA-Insured Loans is recorded at amortized cost as of December 31, 1994 and 1993.

     As of December 31, 1994, the Partnership had remaining investments in nine FHA-Insured Certificates and six FHA-Insured Loans with an aggregate amortized cost of $35,214,547, face value of $40,966,282, and fair value of $39,420,211, all of which were originated or acquired by the former managing general partner. All of the Partnership's mortgage investments are insured by the United States Department of Housing and Development (HUD) for 100% of their current face value, less a 1% assignment fee, and are non-recourse first liens on multifamily residential developments owned by entities unaffiliated with the Partnership, its General Partner, or their affiliates and are insured under Section 221(d)(4) or Section 231 of the National Housing Act. As of December 31, 1994, all of the Partnership's mortgage investments are current with respect to the payment of principal and interest.

     The following table summarizes the Partnership's investment in Insured Mortgages as of December 31, 1994:


                                    Amortized        Fair
                                       Cost          Value
                                   ------------   ------------

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


    Investment in FHA-Insured
        Loans:
      Acquired insured mortgages   $  9,118,002   $ 11,236,174
      Originated insured mortgages $ 14,590,272     14,829,011
                                   ------------   ------------
                                   $ 23,708,274   $ 26,065,185
                                   ============   ============

    Investment in FHA-Insured
        Certificates:
      Acquired insured mortgages   $ 11,506,273   $ 13,355,026
                                   ============   ============

    In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the year ended December 31, 1994, the Partnership received $13,010 from the Participations. During the years ended December 31, 1993 and 1992, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Mortgage Dispositions
- ---------------------
    A summary of dispositions that are included in the statements of operations for the years ended December 31, 1994, 1993 and 1992 are as follows:



                                                                                Financial
                                                                                Statement
                          Year of       Type of    Net Carrying       Net      Gain/(Loss)
Complex Name            Disposition   Disposition      Value       Proceeds    Recognized
- ------------------      -----------   -----------  ------------  ------------  -----------
Foxfire West Apts.(a)      1992(c)    Assignment   $         --  $    158,984  $        --
Clark & Elm Apts.(b)       1992       Sale of a
                                        defaulted
                                        mortgage     13,673,692    13,652,589      (21,103)
Clark & Elm Apts.(b)       1993       Sale of a
                                        defaulted
                                        mortgage             --       108,415(d)   108,415
Chapelgate Apts.(a)        1993       Sale of a
                                        defaulted
                                        mortgage        682,731       901,171      218,440
Cumberland Village(a)      1993       Sale of a
                                        defaulted
                                        mortgage      1,520,268     1,955,663      435,395
Hidden Oaks (b)            1994       Prepayment      7,941,507     8,137,327(e)   195,820

(a)  Disposition of Acquired Insured Mortgage.
(b)  Disposition of Originated Insured Mortgage.
(c)  Approximately 90% of the net proceeds were received and distributed in 1991.  The remaining balance was received and distributed in 1992.
(d)  Represents additional proceeds received resulting from an adjustment to the 1992 sale price.
(e)  Includes a prepayment penalty of approximately $260,000.


/TABLE

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations
- ---------------------

1994 versus 1993
- ----------------

     Net earnings decreased for the year ended December 31, 1994 as compared to 1993 primarily due to the decrease in mortgage investment income as a result of the reduced mortgage base from mortgage dispositions which occurred in 1993 and 1994.

     Interest and other income increased for 1994 as compared to 1993 primarily due to the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

     Asset management fees decreased for 1994 as compared to 1993 as a result of the reduction in the mortgage base.

     General and administrative expenses increased for 1994 as compared to 1993 primarily due to one time computer and data processing-related expenses incurred during the year ended December 31, 1994.

     Gains on mortgage dispositions decreased for 1994 from 1993. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1993, the Partnership disposed of three mortgage investments and recognized an aggregate gain of $762,250. During 1994, only one mortgage was disposed of as a result of the prepayment of the mortgage on Hidden Oaks, which resulted in a gain of $195,820.

1993 versus 1992
- ----------------
     Net earnings for 1993 increased as compared to 1992 primarily due to the recognition of gains of approximately $762,000 from three mortgage dispositions in September and November 1993, as discussed above.

     Mortgage investment income decreased during 1993 as compared to 1992 primarily due to the decrease in the mortgage base resulting from mortgage dispositions during 1993 and 1992.

     Interest and other income decreased during 1993 as compared to 1992 due to the temporary investment of proceeds received during January 1992 from the sale of the defaulted mortgage on Clark and Elm Apartments pending the distribution to Unitholders in May 1992.

     General and administrative expenses decreased for 1993 as compared to 1992. This decrease was due primarily to the payment in 1992 of non-recurring professional fees in connection with the transfer of the title of the Partnership's insured mortgages necessitated by the change in general partner, as well as the payment in 1992 of a one-time American Stock Exchange listing fee. This decrease was also attributable to a decrease in professional fees and reimbursable wages due to the decrease in the mortgage base.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1994 to meet operating

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


requirements.

     The basis for paying distributions to Unitholders is net proceeds from insured mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's port-folio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds as reflected in the preceding table.

     If necessary, the Partnership has the right to establish reserves either from the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages or from Cash Flow (as defined in the Partnership Agreement). It should be noted, however, that to the extent reserves are not established, the Partnership is required to distribute the Proceeds of Insured Mortgage Prepayments, Sales and Insurance of Insured Mortgages, and generally intends to distribute substantially all of its Cash Flow from operations. If any reserves are deemed to be necessary by the Partnership, they will be invested in short-term, interest-bearing investments.

     The Partnership anticipates that reserves generally would only be necessary in the event the Partnership elected to foreclose on an Originated Insured Mortgage insured by FHA and take over the operations of the underlying development. In such case, there may be a need for additional capital. Since foreclosure proceedings can be expensive and time-consuming, the Partnership expects that it will generally assign these Originated Insured Mortgages to HUD for insurance proceeds rather than foreclose. The determination of whether to assign the mortgage to HUD or institute foreclosure proceedings or whether to set aside any reserves will be made on a case-by-case basis by the General Partner, the Advisor and the Sub-advisor. As of December 31, 1994 and 1993, the Partnership had not set aside any reserves.

Cash flow - 1994 versus 1993
- ----------------------------

     Net cash provided by operating activities decreased for 1994 as compared to 1993 primarily due to a decrease in mortgage investment income, as discussed above. Partially offsetting this decrease was the receipt in 1994 of accrued interest related to the mortgage on Creekside Village.

     Net cash provided by investing activities increased for 1994 as compared to 1993 primarily due to the receipt in February 1994 of net proceeds of approximately $8.1 million from the prepayment of the insured mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities increased for 1994 as compared to
1993 primarily due to the special distributions paid to Unitholders in 1994 of

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


net proceeds received in 1994 from the prepayment of the insured mortgage on Hidden Oaks Apartments and of net proceeds received in 1993 from the sale of the defaulted insured mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distributions paid to Unitholders in 1993 of regular cash flow from the fourth quarter of 1992 and first three quarters of 1993.

Cash flow - 1993 versus 1992
- ----------------------------
     Net cash provided by operating activities decreased during 1993 as compared to 1992 principally due to the receipt of accrued interest in 1992 on the insured mortgage on Clark and Elm Apartments which defaulted in 1991 and was sold in 1992. This decrease was also attributable to a decrease in interest and other income and mortgage investment income, as previously discussed.

     Net cash provided by investing activities decreased during 1993 as compared to 1992 principally due to the receipt of proceeds of approximately $13.7 million from the January 1992 sale of the insured mortgage on Clark and Elm Apartments compared to proceeds of approximately $3.0 million received during September and November 1993 from an adjustment to the sale price for the 1992 sale of the insured mortgage on the Clark and Elm Apartments, as well as proceeds from the sale of the insured mortgages on Chapelgate Apartments and Cumberland Village.

     The decrease in cash used in financing activities during 1993 as compared to 1992 was principally due to the distribution to Unitholders in 1992 of net proceeds received from the sale of the insured mortgage on Clark and Elm Apartments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 21 through 42.

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

     Effective September 6, 1991, the General Partner succeeded AIM Capital Management Corp. (the former managing general partner with a partnership interest of 2.8%) and IRI Properties Capital Corp. (the former corporate general partner with a partnership interest of 0.1%) as the sole general partner of the Partnership. In addition, the General Partner acquired the shares of the company

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
               Continued

which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also, on September 6, 1991, the Advisor succeeded Integrated Funding as the advisor of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and disposes of the Partnership's insured mortgages.

     CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT. Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing, origination and advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

     The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 3 of the notes to the financial statements of the Partnership.

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of December 31, 1994, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1994, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Note 3 of the notes to the Partnership's financial statements of this report contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:

                                                                       Page
Description                                                           Number
- -----------                                                       --------------

Balance Sheets as of December 31, 1994
  and 1993                                                              23

Statements of Operations for the years
  ended December 31, 1994, 1993 and 1992                                24

Statements of Changes in Partners' Equity
  for the years ended December 31, 1994,
  1993 and 1992                                                         25

Statements of Cash Flows for the years
  ended December 31, 1994, 1993 and 1992                                27

Notes to Financial Statements                                           28

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

     (a)(2)    Financial Statement Schedules:

               IV - Mortgage Loans on Real Estate

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

       27.     Financial Data Schedule (filed herewith).

       28. Pages A-1 - A-4 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

       28.(a) Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 1, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

       28.(b) Purchase Agreement among CRIIMI Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of September 6, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

       28.(c) Amendments to Partnership Agreement dated August 16, 1991, incorporated by reference to Exhibit 28(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

       28.(d) Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc. dated as of March 1, 1991, incorporated by reference to Exhibit 28(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

     (b)  Reports on Form 8-K filed during the last quarter of the fiscal year:
          None

          All other items are not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    AMERICAN INSURED MORTGAGE
                                      INVESTORS (Registrant)

                                    By:  CRIIMI, Inc.
                                         General Partner


March 17, 1995                      /s/ William B. Dockser
- ---------------------------         ----------------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer


March 17, 1995                      /s/ H. William Willoughby
- ---------------------------         ----------------------------
DATE                                H. William Willoughby
                                    President and Director



March 17, 1995                      /s/ Cynthia O. Azzara
- ---------------------------         ----------------------------
DATE                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer


March 17, 1995                      /s/ Garrett G. Carlson, Sr.
- ---------------------------         ----------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director



March 17, 1995                      /s/ G. Richard Dunnells
- ---------------------------         ----------------------------
DATE                                G. Richard Dunnells
                                    Director



March 17, 1995                      /s/ Robert F. Tardio
- ---------------------------         ----------------------------
DATE                                Robert F. Tardio
                                    Director

                       AMERICAN INSURED MORTGAGE INVESTORS

              Financial Statements as of December 31, 1994 and 1993

            and for the Years Ended December 31, 1994, 1993 and 1992

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors:

          We have audited the accompanying balance sheets of American Insured Mortgage Investors (the Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

          As explained in Note 2 of the notes to the financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1994 and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        Arthur Andersen LLP

Washington, D.C.
March 16, 1995

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                         December 31,
ASSETS                                                1994           1993
                                                  ------------   ------------
Investment in insured mortgages, at amortized
  cost:
    Acquired insured mortgages                    $ 11,938,801   $ 26,415,525
    Originated insured mortgages                    14,837,200     22,810,025
                                                  ------------   ------------
                                                    26,776,001     49,225,550
    Less: unamortized discount                      (3,067,727)    (5,883,351)
                                                  ------------   ------------
                                                    23,708,274     43,342,199

Investment in insured mortgages, at fair value:
  Acquired insured mortgages                        13,355,026             --

Cash and cash equivalents                              722,986      3,778,696

Receivables and other assets                           374,647        509,426
                                                  ------------   ------------
     Total assets                                 $ 38,160,933   $ 47,630,321
                                                  ============   ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                             $    823,903   $  3,810,552

Accounts payable and accrued expenses                   96,483         70,812
                                                  ------------   ------------
     Total liabilities                                 920,386      3,881,364
                                                  ------------   ------------
Partners' equity:
  Limited partners' equity                          40,306,817     48,421,623
  General partner's deficit                         (4,915,023)    (4,672,666)
  Net unrealized gains on investment in
    insured mortgages                                1,848,753             --
                                                  ------------   ------------
     Total partners' equity                         37,240,547     43,748,957
                                                  ------------   ------------
     Total liabilities and partners'
       equity                                     $ 38,160,933   $ 47,630,321
                                                  ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

/TABLE

                                           AMERICAN INSURED MORTGAGE INVESTORS

                                                      STATEMENTS OF OPERATIONS

                                             For the years ended December 31,
                                                   1994            1993             1992
                                               ------------    ------------     ------------
Income:
  Mortgage investment income                   $  3,639,376    $  4,454,241     $  4,539,068
  Interest and other income                          96,513          32,722          207,627
                                               ------------    ------------     ------------
                                                  3,735,889       4,486,963        4,746,695
                                               ------------    ------------     ------------
Expenses:
  Asset management fee to related parties           355,880         439,158          451,813
  General and administrative                        295,360         282,310          407,146
                                               ------------    ------------     ------------
                                                    651,240         721,468          858,959
                                               ------------    ------------     ------------
Earnings before mortgage dispositions             3,084,649       3,765,495        3,887,736

Mortgage Dispositions:
  Gains                                             195,820         762,250               --
  Losses                                                 --              --          (21,103)
                                               ------------    ------------     ------------
     Net earnings                              $  3,280,469    $  4,527,745     $  3,866,633
                                               ============    ============     ============
Net earnings allocated to:
  Limited partners - 97.1%                     $  3,185,335    $  4,396,440     $  3,754,501
  General partner -  2.9%                            95,134         131,305          112,132
                                               ------------    ------------     ------------
                                               $  3,280,469    $  4,527,745     $  3,866,633
                                               ============    ============     ============
Net earnings per Unit of limited
  partnership interest                         $        .32    $        .44     $        .38
                                               ============    ============     ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.
/TABLE

                                           AMERICAN INSURED MORTGAGE INVESTORS

                                     STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                          For the years ended December 31, 1994, 1993 and 1992



                                                                              Net
                                                                          Unrealized
                                                                           Gains on
                                                                          Investment
                                          General           Limited       in Insured
                                          Partner           Partners       Mortgages           Total
                                        ------------      -------------   ------------    -------------

Balance, January 1, 1992                $ (4,179,893)     $  64,920,998    $        --     $ 60,741,105

  Net earnings                               112,132          3,754,501             --        3,866,633

Distribution paid or accrued of
  of $1.82 per Unit, including
  return of capital of $1.44
  per Unit                                  (543,571)       (18,200,228)            --      (18,743,799)
                                        ------------      -------------   ------------     ------------

Balance, December 31, 1992                (4,611,332)        50,475,271             --       45,863,939

  Net earnings                               131,305          4,396,440             --        4,527,745

  Distributions paid or accrued
    of $.645 per Unit, including
    return of capital of $.205
    per Unit                                (192,639)        (6,450,088)            --       (6,642,727)
                                        ------------      -------------    -----------    -------------

Balance, December 31, 1993               (4,672,666)         48,421,623             --       43,748,957

  Net earnings                                95,134          3,185,335             --        3,280,469

  Distributions paid or accrued of
    $1.13 per Unit, including
    return of capital of $.81
    per Unit                                (337,491)       (11,300,141)            --      (11,637,632)

  Net unrealized gains on investment
    on insured mortgages                          --                 --      1,848,753        1,848,753
                                        ------------      -------------    -----------    -------------
Balance, December 31, 1994$               (4,915,023)     $  40,306,817    $ 1,848,753    $  37,240,547
                                        ============      =============    ===========    =============

Limited Partnership Units
  outstanding - December 31,
  1994, 1993 and 1992                                        10,000,125
                                                          =============

/TABLE

                                       The accompanying notes are an integral
                                          part of these financial statements.

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                      STATEMENTS OF CASH FLOWS

                                                         For the years ended December 31,
                                                           1994           1993           1992
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net earnings                                         $  3,280,469   $  4,527,745   $  3,866,633
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Loan losses                                                  --             --         21,103
    Gains on mortgage dispositions                         (195,820)      (762,250)            --
    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets   134,779        (22,426)       901,486
      Decrease in due to related affiliates                      --             --       (142,920)
      Increase (decrease) in accounts payable and
        accrued expenses                                     25,671         (6,056)      (100,185)
                                                       ------------   ------------   ------------
        Net cash provided by operating activities         3,245,099      3,737,013      4,546,117
                                                       ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from disposition of insured mortgages          8,137,327      2,965,249     13,652,589
  Receipt of mortgage principal from scheduled payments     186,145        215,680        195,279
  Payment from redemption of HUD debentures                      --             --         34,948
                                                       ------------   ------------   ------------
        Net cash provided by investing activities         8,323,472      3,180,929     13,882,816
                                                       ------------   ------------   ------------
Cash flows from financing activities:
  Distributions paid to partners                        (14,624,281)    (3,862,055)   (18,682,005)
                                                       ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents     (3,055,710)     3,055,887       (253,072)

Cash and cash equivalents, beginning of year              3,778,696        722,809        975,881
                                                       ------------   ------------   ------------
Cash and cash equivalents, end of year                 $    722,986   $  3,778,696   $    722,809
                                                       ============   ============   ============






                   The accompanying notes are an integral part
                         of these financial statements.

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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. The interest of the former associate general partner was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc. CRIIMI MAE is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

     Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (Integrated Funding) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory agreement (the Sub-advisory Agreement) with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and disposes of the Partnership's mortgage investments.

     CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing origination and advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period in
November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans
(Acquired Insured Mortgages and, together with Originated Insured Mortgages referred to herein as Insured Mortgages). In accordance with the terms of the

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION - Continued

Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

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

     Investment in Insured Mortgages
     -------------------------------

          The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Certificates) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

          Payment of principal and interest on FHA-Insured Certificates and FHA-Insured Loans is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act.

          Prior to January 1, 1994, the Partnership accounted for its investment in Insured Mortgages at amortized cost in accordance with Statement of Financial Accounting Standard No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     enterprise has both the ability and intent to hold to maturity, should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

          As of December 31, 1994, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 27 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 14 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.
     As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1994, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as Available for Sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as Available for Sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

          As of January 1, 1994, and for the first three quarters of 1994, the Partnership adopted SFAS 115 for all of its mortgage investments. Upon further consideration and interpretation of SFAS 115, as of December 31, 1994, the Partnership has only applied this accounting pronouncement to the FHA-Insured Certificates held in its portfolio. The Partnership continues to account for its FHA-Insured Loans in accordance with SFAS 65, or at amortized cost, because such loans are not securities and therefore are not subject to SFAS 115. The impact of this change is immaterial to the financial statements of the Partnership.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Originated Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Originated Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     connection with the acquisition of the Originated Insured Mortgage and the loss of 30-days accrued interest.

          Since Acquired Insured Mortgages were purchased at a discount from the unpaid principal balance of the mortgage, the Partnership's investment in the Acquired Insured Mortgages is less than the amount that would be recovered from HUD in the event of a default. Therefore, the Partnership would experience no loan losses on discounted Acquired Insured Mortgages in the case of a default.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of time and demand deposits with original maturities of three months or less.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes, in the accompanying financial statements since they are the personal responsibility of the unitholders.

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1993 have been reclassified to conform with the 1994 presentation.

3.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1994, 1993 and 1992 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner and certain affiliated entities have, during the Partnership's years ended December 31, 1994, 1993 and 1992, earned or received compensation or payments for services from the Partnership as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

3.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                 Capacity in Which         For the year ended December 31,
Name of Recipient                   Served/Item              1994          1993          1992
- -----------------          ----------------------------    --------      --------      --------
CRIIMI, Inc.(1)            General Partner/Distribution    $ 337,491(4)  $192,639(4)   $543,571(4)

AIM Acquisition            Advisor/Asset Management Fee      355,880      439,158       451,813
  Partners, L.P.(2)

CRI(3)                     Affiliate of General Partner/      79,972       67,076       127,953
                             Expense Reimbursement


     (1) The General Partner, pursuant to amendments to the Partnership Agreement effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions including, without limitation, the Partnership's Adjusted Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

     (2) The Advisor, pursuant to the Purchase Agreement and amendments to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).

     Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $104,880, $129,429 and $133,160 or 0.28% of Total Invested Assets, for the years ended December 31, 1994, 1993 and 1992, respectively.

     (3) These amounts are paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership. As discussed in Note 1, the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement currently paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to an affiliate of CRIIMI MAE subsequent to the consummation of the proposed transaction.

     (4) These amounts include special distributions resulting from mortgage dispositions, as discussed in Note 5.

4.   INVESTMENT IN INSURED MORTGAGES

     In connection with the Partnership's implementation of SFAS 115 as of
January 1, 1994 (see Note 2), the Partnership's investments in FHA-Insured
Certificates are recorded at fair value, as estimated below, as of December 31,

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued


1994. The difference between the amortized cost and the fair value of FHA-Insured Certificates represents the net unrealized gains on these investments and is reported as a separate component of partners' equity as of December 31, 1994. The fair value of FHA-Insured Certificates is based on quoted market prices. The Partnership's Investment in FHA-Insured Loans is recorded at amortized cost as of December 31, 1994 and 1993.

     As of December 31, 1994, the Partnership had remaining investments in nine FHA-Insured Certificates and six FHA-Insured Loans with an aggregate amortized cost of $35,214,547, face value of $40,966,282, and fair value of $39,420,211.
All of the Partnership's Insured Mortgages are insured by HUD for 100% of their current face value, less a 1% assignment fee. The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments owned by entities unaffiliated with the Partnership, its General Partner, or their affiliates and are insured under
Section 221(d)(4) or Section 231 of the National Housing Act. As of December 31, 1994, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

     The following table summarizes the Partnership's Investment in Insured Mortgages as of December 31, 1994:


                                    Amortized        Fair
                                       Cost          Value
                                   ------------   ------------
    Investment in FHA-Insured
        Loans:
      Acquired insured mortgages   $  9,118,002   $ 11,236,174
      Originated insured mortgages   14,590,272     14,829,011
                                   ------------   ------------
                                   $ 23,708,274   $ 26,065,185
                                   ============   ============

    Investment in FHA-Insured
        Certificates:
      Acquired insured mortgages   $ 11,506,273   $ 13,355,026
                                   ============   ============

    In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the year ended December 31, 1994, the Partnership received $13,010 from the Participations. During the years ended December 31, 1993 and 1992, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

Mortgage Dispositions

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued


- ---------------------
    A summary of dispositions that are included in the statements of operations for the years ended December 31, 1994, 1993 and 1992 are as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued




                                                                                     Financial
                                                                                     Statement
                             Year of        Type of    Net Carrying       Net       Gain/(Loss)
Complex Name               Disposition    Disposition      Value       Proceeds     Recognized
- ------------------         -----------    -----------  ------------  ------------   -----------
Foxfire West Apts.(a)         1992(c)     Assignment   $         --  $    158,984   $        --
Clark & Elm Apts.(b)          1992        Sale of a
                                            defaulted
                                            mortgage     13,673,692    13,652,589       (21,103)
Clark & Elm Apts.(b)          1993        Sale of a
                                            defaulted
                                            mortgage             --       108,415(d)    108,415
Chapelgate Apts.(a)           1993        Sale of a
                                            defaulted
                                            mortgage        682,731       901,171       218,440
Cumberland Village(a)         1993        Sale of a
                                            defaulted
                                            mortgage      1,520,268     1,955,663       435,395
Hidden Oaks (b)               1994        Prepayment      7,941,507     8,137,327(e)    195,820

(a)  Disposition of Acquired Insured Mortgage.
(b)  Disposition of Originated Insured Mortgage.
(c)  Approximately 90% of the net proceeds were received and distributed in 1991.  The remaining balance was received and distributed in 1992.
(d)  Represents additional proceeds received resulting from an adjustment to the 1992 sale price.
(e)  Includes a prepayment penalty of approximately $260,000.

/TABLE

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1994, 1993 and 1992 are as follows:

Quarter Ended            1994         1993         1992
- -------------          --------     --------     --------

March 31,              $   0.89(1)  $  0.095     $   1.53(3)
June 30,                   0.08        0.090         0.10
September 30,              0.08        0.090         0.09
December 31,               0.08        0.370(2)      0.10
                       --------     --------     --------
                       $   1.13     $  0.645     $   1.82
                       ========     ========     ========

(1) This includes a special distribution of $0.81 per Unit comprised of: (i) $0.80 per Unit return of capital and capital gain from the disposition of the insured mortgage on Hidden Oaks Apartments and (ii) $0.01 per Unit of previously accrued but undistributed interest received from the insured mortgage on Creekside Village.

(2) This includes a special distribution of $0.28 per Unit comprised of: (i) $0.21 per Unit return of capital from the disposition of the insured mortgages on Chapelgate Apartments and Cumberland Village and (ii) $0.07 per Unit capital gain from these dispositions plus additional sales proceeds from the sale of the insured mortgage on Clark and Elm Apartments.

(3) This includes a $1.34 per Unit special distribution due to the disposition of the insured mortgage on Clark and Elm Apartments and the receipt of the remaining 9% of assignment proceeds from the insured mortgage on Foxfire West Apartments.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

6.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 10,000,000 Units were issued for an aggregate capital contribution of $200,000,000. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor, and the former general partners contributed a total of $1,000 to the Partnership.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

7.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1994, 1993 and 1992:

     (In Thousands, Except Per Unit Data)

                                                       1994
                                                    Quarter ended
                                   March 31     June 30   September 30   December 31
                                  ----------  ----------  ------------   -----------
Income                            $      996  $      937  $        901   $       902
Gain (loss) on mortgage
  dispositions                           236          --            --           (40)
Net earnings                           1,054         779           733           714
Net earnings per Limited
  Partnership Unit                       .10         .08           .07           .07


                                                        1993
                                                    Quarter ended
                                   March 31     June 30   September 30   December 31
                                  ----------  ----------  ------------   -----------
Income                            $    1,129  $    1,126  $      1,124   $     1,108
Gain on mortgage dispositions             --          --           108           654
Net earnings                             920         934         1,052         1,622
Net earnings per Limited                 .09         .09           .10           .16
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

/TABLE

                                           AMERICAN INSURED MORTGAGE INVESTORS
                                    SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                     DECEMBER 31, 1994

                                                    Interest         Face            Net       Annual Payment
                                Maturity     Put    Rate on       Amount of    Carrying Value  (Principal and
Development Name/Location         Date     Date(1) Mortgage(5)    Mortgage      (3)(7)(9)(10)  Interest)(5)(8)
- -------------------------       --------   -------------------  ------------  ---------------- ---------------
Acquired Insured Mortgages
- --------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Eastdale Apts.
 Montgomery, AL                     3/23     10/01        7.5%  $  6,862,561      $  5,179,068         592,406
North River Place
  Chillecothe, OH                  10/21     12/01        7.5%     3,222,426         2,435,541         279,509
Portervillage I Apts.
  Porterville, CA                   8/21      5/01        7.5%     1,192,395(4)        967,618         103,733(4)
Town Park Apts.
  Rockingham, NC                   10/22     10/02        7.5%       661,419(4)        535,775          56,755(4)
                                                                ------------      ------------
  Total Investment in FHA-Insured
    Loans - Acquired Insured Mortgages                            11,938,801         9,118,002
                                                                ------------      ------------
Originated Insured Mortgages
- ----------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Creekside Village
  Beaverton, OR                    11/25      1/01      11.50%(6)  5,156,167         5,342,046         612,632(6)
Waters Edge Apts.
  Columbus, OH                      1/31      5/03       8.75%(6)  9,681,033         9,248,226         885,419(6)
                                                                ------------      ------------
  Total Investment in FHA-Insured Loans -
    Originated Insured Mortgages                                  14,837,200        14,590,272
                                                                ------------      ------------

  Total Investment in FHA-Insured Loans                         $ 26,776,001      $ 23,708,274
                                                                ------------      ------------
See notes to Schedule IV - Mortgage Loans on Real Estate.

/TABLE

                                                 AMERICAN INSURED MORTGAGE INVESTORS
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1994
                                                    Interest         Face            Net       Annual Payment
                                Maturity     Put    Rate on       Amount of    Carrying Value  (Principal and
Development Name/Location         Date     Date(1) Mortgage(5)    Mortgage      (3)(7)(9)(10)  Interest)(5)(8)
- -------------------------       --------   -------------------  ------------  ---------------- ---------------
Acquired Insured Mortgages
- --------------------------
Investment in FHA-Insured
  Certificates
  (carried at fair value)

Bay Pointe Apts.
  Lafayette, IN                     2/23     10/02        7.5%  $  2,150,243(4)   $  2,023,644    $    185,272(4)
Baypoint Shoreline Apts.
  Duluth, MN                        1/22     10/01        7.5%     1,017,099(4)        957,242          87,967(4)
Berryhill Apts.
  Grass Valley, CA                  1/21     11/02        7.5%     1,324,128(4)      1,246,309         115,899(4)
Brougham Estates II
  Kansas City, KS                  11/22      3/02        7.5%     2,693,974(4)      2,535,264         230,860(4)
College Green Apts.
  Wilmington, NC                    3/23      2/02        7.5%     1,445,692(4)      1,360,488         123,455(4)
Fox Run Apts.
  Dothan, AL                       10/19     11/99        7.5%     1,305,052(4)      1,228,511         116,242(4)
Kaynorth Apts.
  Lansing, MI                       4/23      9/02        7.5%     1,961,024(4)      1,845,437         167,318(4)
Lakeside Apts.
  Bennettsville, SC                 1/22      2/02        7.5%       408,182(4)        384,160          35,303(4)
Westbrook Apts.
  Kokomo, IN                       11/22      9/02        7.5%     1,884,887(4)      1,773,971         163,177(4)
                                                                ------------      ------------
  Total Investment in FHA-Insured Certificates                                      14,190,281      13,355,026
                                                                ------------      ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                         $ 40,966,282      $ 37,063,300
                                                                ============      ============

See notes to Schedule IV - Mortgage Loans on Real Estate
/TABLE

                       AMERICAN INSURED MORTGAGE INVESTORS

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive in exchange therefore HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) These amounts represent the Partnership's 50% interest in these insured mortgages. The remaining 50% interest was acquired by AIM 85.

(5) In addition, the servicer of the insured mortgages, an unaffiliated third party, is entitled to receive compensation for certain services rendered in an amount up to ten basis points (.10%) of the unpaid principal balance of the insured mortgages.

(6) This represents the base interest rate during the permanent phase of these insured mortgage loans. Additional interest, (referred to as Participations) measured as a percentage of surplus cash and a percentage of the proceeds from sale or refinancing of the development (as defined in the Participation Agreements), will also be due. The Partnership received $13,010 from the Participations for the year ended December 31, 1994. No payments were received for the years ended December 31, 1993 or 1992 as a result of the Participations.

(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

(8) Principal and interest are payable at level amounts over the life of the insured mortgages.

(9) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 1994 and 1993, is as follows:

                                       1994            1993
                                  ------------    ------------
Beginning balance                 $ 43,342,199    $ 45,760,878

  Net gain on mortgage
    dispositions                       195,820         762,250

                       AMERICAN INSURED MORTGAGE INVESTORS

  Disposition of Insured
    Mortgages                       (8,137,327)     (2,965,249)
  Principal receipts on
    Insured Mortgages                 (186,145)       (215,680)
  Net unrealized gains on
    investment in
    Insured Mortgages                1,848,753              --
                                  ------------    ------------
Ending balance                    $ 37,063,300    $ 43,342,199
                                  ============    ============

(10) The tax basis of the Insured Mortgages was approximately $34.9 million and $43.1 million as of December 31, 1994 and 1993, respectively.