Form 10-Q
period 1995-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1995-05-11
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1995
                              --------------

Commission file number            1-11060
                              --------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]    No [ ]

     As of May 10, 1995, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
            December 31, 1994........................    3

          Statements of Operations - for the three
            months ended March 31, 1995 and 1994......   4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1995.....................................    5

          Statements of Cash Flows - for the three
            months ended March 31, 1995 and 1994.....    6

          Notes to Financial Statements..............    7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................   11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........   13

Signature............................................   14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                              March 31,      December 31,
                                                1995             1994
                                             ------------    ------------
ASSETS                                       (Unaudited)

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired insured mortgages               $  9,103,243    $  9,118,002
    Originated insured mortgages               14,576,500      14,590,272
                                             ------------    ------------
                                               23,679,743      23,708,274

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired insured mortgages                 13,806,410      13,355,026

Cash and cash equivalents                         716,189         722,986

Receivables and other assets                      375,395         374,647
                                             ------------    ------------
     Total assets                            $ 38,577,737    $ 38,160,933
                                             ============    ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                        $    823,903    $    823,903

Accounts payable and accrued expenses             106,298          96,483
                                             ------------    ------------
     Total liabilities                            930,201         920,386
                                             ------------    ------------
Partners' equity:
  Limited partners' equity                     40,243,278      40,306,817
  General partner's deficit                    (4,916,920)     (4,915,023)
  Net unrealized gains on investment in
    FHA-Insured Certificates                    2,321,178       1,848,753
                                             ------------    ------------
     Total partners' equity                    37,647,536      37,240,547
                                             ------------    ------------
     Total liabilities and partners'
       equity                                $ 38,577,737    $ 38,160,933
                                             ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              For the three months ended
                                                       March 31,
                                                 1995            1994
                                             ------------    ------------
Income:
  Mortgage investment income                 $    917,938    $    950,747
  Interest and other income                         9,264          45,276
                                             ------------    ------------
                                                  927,202         996,023
                                             ------------    ------------
Expenses:
  Asset management fee to related parties          85,773          98,561
  General and administrative                       82,962          79,080
                                             ------------    ------------
                                                  168,735         177,641
                                             ------------    ------------
Earnings before mortgage disposition              758,467         818,382

Gain on mortgage disposition                           --         235,873
                                             ------------    ------------
     Net earnings                            $    758,467    $  1,054,255
                                             ============    ============
Net earnings allocated to:
  Limited partners - 97.1%                   $    736,471    $  1,023,682
  General partner -  2.9%                          21,996          30,573
                                             ------------    ------------
                                             $    758,467    $  1,054,255
                                             ============    ============
Net earnings per Unit of limited
  partnership interest                       $       0.07    $       0.10
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                      AMERICAN INSURED MORTGAGE INVESTORS

                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                   For the three months ended March 31, 1995

                                                    (Unaudited)

                                                                               Net
                                                                             Unrealized
                                                                              Gains on
                                                                           Investment in
                                          General           Limited         FHA-Insured
                                          Partner           Partners        Certificates         Total
                                        ------------      ------------     --------------    -------------

Balance, January 1, 1995                $ (4,915,023)     $ 40,306,817     $    1,848,753    $  37,240,547

  Net earnings                                21,996           736,471                 --          758,467

  Distribution paid or accrued of
    $0.08 per Unit                           (23,893)         (800,010)                --         (823,903)

  Adjustment to net unrealized gains
    on investment in FHA-Insured
    Certificates                                  --                 --           472,425          472,425
                                        ------------      -------------     -------------    -------------
Balance, March 31, 1995                 $ (4,916,920)     $  40,243,278     $   2,321,178    $  37,647,536
                                        ============      =============     =============    =============

Limited Partnership Units
  outstanding - March 31,
  1995                                                       10,000,125
                                                          =============



                                  The accompanying notes are an integral part
                                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                              For the three months ended
                                                       March 31,
                                                 1995             1994
                                             ------------     ------------
Cash flows from operating activities:
 Net earnings                                $    758,467     $  1,054,255
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Gain on mortgage disposition                        --         (235,873)
   Changes in assets and liabilities:
     (Increase) decrease in receivables
      and other assets                               (748)          29,204
     Increase in accounts payable and
      accrued expenses                              9,815           27,541
                                             ------------     ------------
  Net cash provided by operating
    activities                                    767,534          875,127
                                             ------------     ------------
Cash flows from investing activities:
  Proceeds from disposition of insured
    mortgages                                          --        8,177,380
  Receipt of mortgage principal from
    scheduled payments                             49,572           44,803
                                             ------------     ------------
Net cash provided by investing
  activities                                       49,572        8,222,183
                                             ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                 (823,903)      (3,810,552)
                                             ------------     ------------
Net (decrease) increase in cash and
  cash equivalents                                 (6,797)       5,286,758

Cash and cash equivalents, beginning
  of period                                       722,986        3,778,696
                                             ------------     ------------
Cash and cash equivalents, end of
  period                                     $    716,189     $  9,065,454
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc. CRIIMI MAE is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an entity owned by CRIIMI MAE and CRI. A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, manages the Partnership's portfolio.

     During 1994, CRIIMI MAE's Board of Directors determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage advisory, servicing and related businesses from affiliates of CRI, including the agreement with the Sub-advisor to provide servicing and loan management services to the Partnership. This transaction will have no effect on the Partnership's financial statements.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1995 and December 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

3.   INVESTMENT IN FHA-INSURED LOANS

     As of March 31, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages. As of March 31, 1995 and December 31, 1994,

      8               AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.     INVESTMENT IN FHA-INSURED LOANS - Continued

these investments had an aggregate amortized cost of $23,679,743 and $23,708,274, respectively, face value of $26,726,921 and $26,776,001, respectively, and fair value of $26,568,777 and $26,065,185, respectively.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1995, the Partnership received $28,524 from the Participations. During the three months ended March 31, 1994, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of March 31, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,485,232 and $11,506,273, respectively, face value of $14,149,724 and $14,190,281, respectively, and fair value of $13,806,410 and $13,355,026, respectively.

      9              AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



5.   DISTRIBUTION TO UNITHOLDERS

     The distribution paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1995 and 1994 is as follows:


Quarter Ended                        1995           1994
- -------------                      --------       --------
March 31,                          $   0.08       $   0.89(1)
                                   ========       ========

(1) This includes a special distribution of $0.81 per Unit comprised of: (i) $0.80 per Unit return of capital and capital gain from the disposition of the insured mortgage on Hidden Oaks Apartments and (ii) $0.01 per Unit of previously accrued but undistributed interest received from the insured mortgage on Creekside Village.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three months ended March 31, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                 Capacity in Which            For the three months ended March 31,
Name of Recipient                   Served/Item                    1995                 1994
- -----------------          ----------------------------          --------             --------
CRIIMI, Inc.               General Partner/Distribution          $ 23,893             $265,812

AIM Acquisition            Advisor/Asset Management Fee            85,773(1)            98,561(1)
  Partners, L.P.

CRI(2)                     Affiliate of General Partner/
                             Expense Reimbursement                 15,535               18,296

     (1)  Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $25,278 and $29,046 or 0.28% of Total Invested Assets, for the three months ended March 31, 1995  and 1994, respectively.

     (2)  These amounts are paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership.
As discussed in Note 1, the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement currently paid by the
Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to an affiliate of CRIIMI MAE subsequent to the consummation of the proposed transaction.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


General
- -------
     As of March 31, 1995, the Partnership had invested in 15 Insured Mortgages, as discussed further below, with an aggregate amortized cost of approximately $35 million, a face value of approximately $41 million and a fair value of approximately $40 million.

Investment in FHA-Insured Loans
- --------------------------------
     As of March 31, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages. As of March 31, 1995 and December 31, 1994, these investments had an aggregate amortized cost of $23,679,743 and $23,708,274, respectively, face value of $26,726,921 and $26,776,001, respectively, and fair value of $26,568,777 and $26,065,185, respectively.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1995, the Partnership received $28,524 from the Participations. During the three months ended March 31, 1994, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

Investment in FHA-Insured Certificates
- --------------------------------------
     As of March 31, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,485,232 and $11,506,273, respectively, face value of $14,149,724 and $14,190,281, respectively, and fair value of $13,806,411 and $13,355,026, respectively.

Results of Operations
- ---------------------
     Net earnings decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the gain recognized on the disposition of the mortgage on Hidden Oaks in February 1994. Also contributing to the decrease in net earnings was the decrease in mortgage investment income as a result of this mortgage disposition.

     Interest and other income decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

     Asset management fees decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 as a result of the reduction in the mortgage base, as discussed above.

     Gain on mortgage disposition decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994. Gains and losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the three months ended March 31, 1994, the mortgage on Hidden Oaks was prepaid, resulting in a gain of $235,873. The Partnership did not dispose of any mortgage investments during the three months ended March 31, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 1995 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from insured mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

     Net cash provided by operating activities decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to a decrease in mortgage investment income and interest and other income, as discussed above.

     Net cash provided by investing activities decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the receipt in February 1994 of net proceeds of approximately $8.2 million from the prepayment of the insured mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the special distribution paid to Unitholders during the first quarter of 1994 of net proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders during the first quarter of 1995 of regular cash flow from the fourth quarter of 1994.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1995.

     The exhibits filed as part of this report are listed below:

 Exhibit No.                             Description
- -------------                      -----------------------

    27                             Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN INSURED MORTGAGE
                               INVESTORS (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


May 11, 1995                  By:  /s/ Cynthia O. Azzara
- -----------                        ------------------------
Date                               Cynthia O. Azzara
                                   Principal Financial
                                     and Accounting Officer