Form 10-Q
period 1995-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1995-08-09
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1995
                              -------------

Commission file number            1-11060
                              --------------

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

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]    No [ ]

     As of August 8, 1995, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995

                                                           PAGE
                                                           ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . . . .  3

          Statements of Operations - for the three and
            six months ended June 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . . . .  4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1995 (unaudited)   . . . . . . . . . . . . . .   5

          Statements of Cash Flows - for the six
            months ended June 30, 1995 and 1994
            (unaudited)  . . . . . . . . . . . . . . . . .   6

          Notes to Financial Statements (unaudited) . . . .  7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . .      11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K . . . . . .      14

Signature . . . . . . . . . . . . . . . . . . . . . . .     15

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                          June 30,         December 31,
                                            1995               1994
                                         ------------      ------------
ASSETS                                   (Unaudited)

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired insured mortgages           $  9,088,088      $  9,118,002
    Originated insured mortgages           14,562,379        14,590,272
                                         ------------      ------------
                                           23,650,467        23,708,274

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired insured mortgages             14,281,840        13,355,026

Cash and cash equivalents                     669,956           722,986

Receivables and other assets                  379,015           374,647
                                         ------------      ------------
     Total assets                        $ 38,981,278      $ 38,160,933
                                         ============      ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                    $    823,903      $    823,903

Accounts payable and accrued expenses          69,944            96,483
                                         ------------      ------------
     Total liabilities                        893,847           920,386
                                         ------------      ------------
Partners' equity:
  Limited partners' equity                 40,187,832        40,306,817
  General partner's deficit                (4,918,576)       (4,915,023)
  Net unrealized gains on investment in
    FHA-Insured Certificates                2,818,175         1,848,753
                                         ------------      ------------
     Total partners' equity                38,087,431        37,240,547
                                         ------------      ------------
     Total liabilities and partners'
       equity                            $ 38,981,278      $ 38,160,933
                                         ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          AMERICAN INSURED MORTGAGE INVESTORS

                                                 STATEMENTS OF OPERATIONS

                                                          (Unaudited)

                                      For the three months ended       For the six months ended
                                              June 30,                         June 30,
                                      ----------------------------     ----------------------------
                                          1995            1994             1995            1994
                                      ------------    ------------     ------------    ------------
Income:
  Mortgage investment income          $    888,144    $    906,045     $  1,806,082    $  1,856,792
  Interest and other income                 11,459          30,913           20,723          76,189
                                      ------------    ------------     ------------    ------------
                                           899,603         936,958        1,826,805       1,932,981
                                      ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                         85,773          85,773          171,546         184,334
  General and administrative                47,029          72,476          129,991         151,556
                                      ------------    ------------     ------------    ------------
                                           132,802         158,249          301,537         335,890
                                      ------------    ------------     ------------    ------------
Earnings before mortgage
  disposition                              766,801         778,709        1,525,268       1,597,091
Gain on mortgage disposition                    --              --               --         235,873
                                      ------------    ------------     ------------    ------------
     Net earnings                     $    766,801    $    778,709     $  1,525,268    $  1,832,964
                                      ============    ============     ============    ============

Net earnings allocated to:
  Limited partners - 97.1%            $    744,564    $    756,126     $  1,481,035    $  1,779,808
  General partner - 2.9%                    22,237          22,583           44,233          53,156
                                      ------------    ------------     ------------    ------------
                                      $    766,801    $    778,709     $  1,525,268    $  1,832,964
                                      ============    ============     ============    ============
Net earnings per Unit of
  limited partnership interest        $       0.07    $       0.08    $        0.15    $       0.18
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          AMERICAN INSURED MORTGAGE INVESTORS

                                       STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                        For the six months ended June 30, 1995

                                                             (Unaudited)

                                                                                    Net
                                                                                Unrealized
                                                                                  Gains on
                                                                               Investment in
                                              General          Limited          FHA-Insured
                                              Partner          Partners        Certificates           Total
                                            ------------     ------------     --------------     -------------

Balance, January 1, 1995                    $ (4,915,023)    $ 40,306,817     $    1,848,753     $  37,240,547

  Net earnings                                    44,233         1,481,035                --         1,525,268

  Distributions paid or accrued of
    $0.16 per Unit                               (47,786)       (1,600,020)               --        (1,647,806)

  Adjustment to net unrealized gains
    on investment in FHA-Insured
    Certificates                                      --                --           969,422           969,422
                                            ------------     -------------     -------------     -------------
Balance, June 30, 1995                      $ (4,918,576)    $  40,187,832     $   2,818,175     $  38,087,431
                                            ============     =============     =============     =============

Limited Partnership Units
  outstanding - June 30,
  1995                                                          10,000,125
                                                             =============



                                       The accompanying notes are an integral
                                         part of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                 For the six months ended
                                                          June 30,
                                                   1995            1994
                                               ------------    ------------
Cash flows from operating activities:
 Net earnings                                  $  1,525,268    $  1,832,964
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Gain on mortgage disposition                          --        (235,873)
   Changes in assets and liabilities:
    (Increase) decrease in receivables
      and other assets                               (4,368)         61,502
    (Decrease) increase in accounts
      payable and accrued expenses                  (26,539)         14,858
                                               ------------    ------------
  Net cash provided by operating
    activities                                    1,494,361       1,673,451
                                               ------------    ------------
Cash flows from investing activities:
 Proceeds from disposition of insured
   mortgage                                              --       8,177,380
 Receipt of mortgage principal from
   scheduled payments                               100,415          90,758
                                               ------------    ------------
  Net cash provided by investing
    activities                                      100,415       8,268,138
                                               ------------    ------------
Cash flows from financing activities:
 Distributions paid to partners                  (1,647,806)    (12,976,475)
                                               ------------    ------------
  Net decrease in cash and cash
    equivalents                                     (53,030)     (3,034,886)

Cash and cash equivalents, beginning
  of period                                         722,986       3,778,696
                                               ------------    ------------
Cash and cash equivalents, end of
  period                                       $    669,956    $    743,810
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc. From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of CRI). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement(the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994.

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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED LOANS

     As of June 30, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages. As of June 30, 1995 and December 31, 1994, these investments had an aggregate amortized cost of $23,650,467 and $23,708,274, respectively, face value of $26,676,832 and $26,776,001, respectively, and fair value of $27,141,903 and $26,065,185, respectively.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the six months ended June 30, 1995 and 1994, the Partnership received $28,524 and $13,010, respectively, from the Participations. During the three months ended June 30, 1995 and 1994, the Partnership received $0 and $13,010, respectively, from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of June 30, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,463,665 and $11,506,273, respectively, face value of $14,108,399 and $14,190,281, respectively, and fair value of $14,281,840 and $13,355,026, respectively.

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1995 and 1994 are as follows:


Quarter Ended                        1995           1994
-------------                      --------       --------
March 31,                          $   0.08       $   0.89(1)
June 30,                               0.08           0.08
                                   --------       --------
Total                              $   0.16       $   0.97
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

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and six months ended June 30, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                               For the three months          For the six months
                                Capacity in Which                 ended June 30,                ended June 30,
Name of Recipient                  Served/Item                  1995           1994           1995            1994
-----------------          ----------------------------       --------       --------       --------        --------
CRIIMI, Inc.               General Partner/Distribution       $ 23,893       $ 23,893       $ 47,786        $289,705(3)

AIM Acquisition            Advisor/Asset Management Fee         85,773         85,773        171,546         184,334
  Partners, L.P.(1)

CRI(2)                     Affiliate of General Partner/
                             Expense Reimbursement              17,375         19,709         32,910          38,005

     (1)  Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $25,278 and $25,278, or .28% of Total Invested Assets, for the three months ended June 30, 1995 and 1994, respectively.  The Sub-advisor earned a fee equal to $50,556 and $54,324, or .28% of Total Invested Assets, for the six months ended June 30, 1995 and 1994, respectively.  As discussed in Note 1, above, effective June 30, 1995, CRIIMI MAE Services Limited Partnership will serve as the Sub-advisor.  No amounts were paid to CRIIMI MAE Services Limited Partnership during the six months ended June 30, 1995.

     (2)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred on behalf of the General
Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-managed and self-administered REIT, discussed in
Note 1, has no impact on the payments required to be made by the Partnership, other than the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to a wholly-owned subsidiary of CRIIMI MAE, which is the General Partner of CRIIMI MAE Services Limited Partnership, effective June 30, 1995.  No amounts were paid to CRIIMI MAE or its affiliates during the six months ended June 30, 1995.

     (3)  This amount includes a special distribution as described above in Note 5.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


General
-------
     As of June 30, 1995, the Partnership had invested in 15 Insured Mortgages, as discussed further below, with an aggregate amortized cost of approximately $35 million, face value of approximately $41 million and fair value of approximately $41 million.

Investment in FHA-Insured Loans
--------------------------------
     As of June 30, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages. As of June 30, 1995 and December 31, 1994, these investments had an aggregate amortized cost of $23,650,467 and $23,708,274, respectively, face value of $26,676,832 and $26,776,001, respectively, and fair value of $27,141,903 and $26,065,185, respectively.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the six months ended June 30, 1995 and 1994, the Partnership received $28,524 and $13,010, respectively, from the Participations. During the three months ended June 30, 1995 and 1994, the Partnership received $0 and $13,010, respectively, from the Participations. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations.

Investment in FHA-Insured Certificates
--------------------------------------
     As of June 30, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,463,665 and $11,506,273, respectively, face value of $14,108,399 and $14,190,281, respectively, and fair value of $14,281,840 and $13,355,026, respectively.

Results of Operations
---------------------
     Net earnings decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to the gain recognized on the disposition of the mortgage on Hidden Oaks in February 1994. Also contributing to this decrease in net earnings was the decrease in mortgage investment income as a result of this mortgage disposition. Net earnings did not change significantly for the three months ended June 30, 1995 as compared to the corresponding period in 1994.

     Interest and other income decreased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 primarily due to the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

     Asset management fees decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 as a result of the reduction in the mortgage base, as discussed above.

     General and administrative expenses decreased for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994. These decreases were due primarily to decreases in investor services expenses and annual and quarterly reporting expenses resulting primarily from a reduction in the number of Unitholders.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Gain on mortgage disposition decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. Gains and losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the six months ended June 30, 1994, the mortgage on Hidden Oaks was prepaid, resulting in a gain of $235,873. The Partnership did not dispose of any mortgage investments during the six months ended June 30, 1995.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 1995 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to a decrease in mortgage investment income and interest and other income, as discussed above. Also contributing to the decrease in net cash provided by operations was a decrease in receivables and other assets in 1994 as a result of the prepayment of the mortgage on Hidden Oaks during the first quarter of 1994.

     Net cash provided by investing activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to the receipt in February 1994 of net proceeds of approximately $8.2 million from the prepayment of the insured mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to the special distributions paid to Unitholders during the first and second quarters of 1994 of net proceeds received in 1994 from the prepayment of the mortgage on Hidden Oaks Apartments and of net proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders during the first two quarters of 1995 of regular cash flow from the fourth quarter of 1994 and the first quarter of 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995.

     The exhibits filed as part of this report are listed below:

 Exhibit No.                                  Description
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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


August 8, 1995                     By:  /s/ Cynthia O. Azzara
--------------                          ------------------------
Date                                    Cynthia O. Azzara
                                        Principal Financial
                                          and Accounting Officer