Form 10-Q
period 1995-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1995-11-13
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1995
                              ------------------

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

     As of November 13, 1995, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                           PAGE
                                                           ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . . . .  3

          Statements of Operations - for the three and
            nine months ended September 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . . . .  4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1995 (unaudited)   . . . . . . . . . . . . . .   5

          Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994
            (unaudited)  . . . . . . . . . . . . . . . . .   6

          Notes to Financial Statements (unaudited) . . . .  7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . .      11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K . . . . . .      13

Signature . . . . . . . . . . . . . . . . . . . . . . .     14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                               September 30,      December 31,
                                                   1995               1994
                                               -------------      ------------
ASSETS                                         (Unaudited)

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired insured mortgages                 $  9,072,527      $ 9,118,002
    Originated insured mortgages                 14,547,904       14,590,272
                                               ------------     ------------
                                                 23,620,431       23,708,274

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired insured mortgages                   14,282,825        13,355,026

Cash and cash equivalents                           668,208           722,986

Receivables and other assets                        376,013           374,647
                                               ------------      ------------
     Total assets                              $ 38,947,477      $ 38,160,933
                                               ============      ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                          $    823,903      $    823,903

Accounts payable and accrued expenses                87,513            96,483
                                               ------------      ------------
     Total liabilities                              911,416           920,386
                                               ------------      ------------
Partners' equity:
  Limited partners' equity                       40,115,529        40,306,817
  General partner's deficit                      (4,920,735)       (4,915,023)
  Net unrealized gains on investment
    in FHA-Insured Certificates                   2,841,267         1,848,753
                                               ------------      ------------
     Total partners' equity                      38,036,061        37,240,547
                                               ------------      ------------
     Total liabilities and partners'
       equity                                  $ 38,947,477      $ 38,160,933
                                               ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                    AMERICAN INSURED MORTGAGE INVESTORS

                                         STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                     For the three months ended     For the nine months ended
                                            September 30,                   September 30,
                                     ----------------------------   ----------------------------
                                         1995            1994           1995            1994
                                     ------------    ------------   ------------    ------------
Income:
  Mortgage investment income         $    886,843    $    891,859   $ 2,692,925     $  2,748,651
  Interest and other income                 8,259           9,044        28,982           85,233
                                     ------------    ------------   ------------    ------------
                                          895,102         900,903     2,721,907        2,833,884
                                     ------------    ------------   ------------    ------------
Expenses:
  Asset management fee to
    related parties                        85,773          85,773        257,319         270,107
  General and administrative               59,888          82,230        189,879         233,786
                                     ------------    ------------   ------------    ------------
                                          145,661         168,003        447,198         503,893
                                     ------------    ------------   ------------    ------------
Earnings before mortgage
  disposition                             749,441         732,900       2,274,709      2,329,991
Gain on mortgage disposition                   --              --             --         235,873
                                     ------------    ------------   ------------    ------------
     Net earnings                    $    749,441    $    732,900   $  2,274,709    $  2,565,864
                                     ============    ============   ============    ============

Net earnings allocated to:
  Limited partners - 97.1%           $    727,707    $    711,646   $  2,208,742    $  2,491,454
  General partner - 2.9%                   21,734          21,254         65,967          74,410
                                     ------------    ------------   ------------    ------------
                                     $    749,441    $    732,900   $  2,274,709    $  2,565,864
                                     ============    ============   ============    ============
Net earnings per Unit of
  limited partnership interest       $       0.07    $       0.07   $       0.22    $       0.25
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 AMERICAN INSURED MORTGAGE INVESTORS

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                              For the nine months ended September 30, 1995

                                                  (Unaudited)

                                                                                  Net
                                                                               Unrealized
                                                                              Gains on
                                                                           Investment in
                                            General         Limited         FHA-Insured
                                            Partner         Partners        Certificates        Total
                                          ------------    ------------     --------------   -------------

Balance, January 1, 1995                  $ (4,915,023)   $ 40,306,817     $    1,848,753   $  37,240,547

  Net earnings                                  65,967       2,208,742                 --       2,274,709

  Distributions paid or accrued of
    $0.24 per Unit                             (71,679)     (2,400,030)                --      (2,471,709)

  Adjustment to net unrealized gains
    on investment in FHA-Insured
    Certificates                                    --              --            992,514         992,514
                                          ------------    -------------     -------------   -------------
Balance, September 30, 1995               $ (4,920,735)   $  40,115,529     $   2,841,267   $  38,036,061
                                          ============    =============     =============   =============

Limited Partnership Units
  outstanding - September 30,
  1995                                                       10,000,125
                                                          =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                   For the nine months ended
                                                          September 30,
                                                    1995             1994
                                                ------------     ------------
Cash flows from operating activities:
 Net earnings                                   $  2,274,709     $  2,565,864
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Gain on mortgage disposition                           --         (235,873)
   Changes in assets and liabilities:
    (Increase) decrease in receivables
      and other assets                                (1,366)          83,496
    (Decrease) increase in accounts
      payable and accrued expenses                    (8,970)          29,339
                                                ------------     ------------
  Net cash provided by operating
    activities                                     2,264,373        2,442,826
                                                ------------     ------------
Cash flows from investing activities:
 Proceeds from disposition of insured
  mortgage                                                --        8,177,380
 Receipt of mortgage principal from
  scheduled payments                                 152,558          137,884
                                                ------------     ------------
  Net cash provided by investing
    activities                                       152,558        8,315,264
                                                ------------     ------------
Cash flows from financing activities:
 Distributions paid to partners                   (2,471,709)     (13,800,378)
                                                ------------     ------------
  Net decrease in cash and cash
    equivalents                                      (54,778)      (3,042,288)

Cash and cash equivalents, beginning
  of period                                          722,986        3,778,696
                                                ------------     ------------
Cash and cash equivalents, end of
  period                                        $    668,208     $    736,408
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

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of CRI, Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered real estate investment trust
(REIT)on June 30, 1995, an affiliate of CRIIMI MAE, CRIIMI MAE Services Limited Partnership, acquired the Sub-advisory Agreement. As a consequence of this transaction, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994.

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

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN FHA-INSURED LOANS

     As of September 30, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Loans consisted of four acquired insured mortgages and two originated insured mortgages. As of September 30, 1995 and December 31, 1994, these investments had an aggregate amortized cost of $23,620,431 and $23,708,274, respectively, face value of $26,625,718 and $26,776,001, respectively, and fair value of $27,152,780 and $26,065,185, respectively. All of the FHA-Insured Loans are current with respect to payment of principal and interest as of September 30, 1995.

     In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the nine months ended September 30, 1995 and 1994, the Partnership received $28,524 and $13,010, respectively, from the Participations. During the three months ended September 30, 1995 and 1994, the Partnership received no additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of September 30, 1995 and December 31, 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine acquired insured mortgages with an aggregate amortized cost of $11,441,558 and $11,506,273, respectively, face value of $14,066,297 and $14,190,281, respectively, and fair value of $14,282,825 and $13,355,026, respectively. All of the FHA-Insured Certificates are current with respect to payment of principal and interest as of September 30, 1995.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1995 and 1994 are as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO UNITHOLDERS - CONTINUED


Quarter Ended                        1995           1994
-------------                      --------       --------
March 31,                          $   0.08       $   0.89(1)
June 30,                               0.08           0.08
September 30,                          0.08           0.08
                                   --------       --------
Total                              $   0.24       $   1.05
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and nine months ended September 30, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - CONTINUED



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                              For the three months       For the nine months
                               Capacity in Which               ended September 30,        ended September 30,
Name of Recipient                 Served/Item                   1995         1994          1995         1994
-----------------         ----------------------------       --------      --------     --------      --------
CRIIMI, Inc.              General Partner/Distribution       $ 23,893      $ 23,893     $ 71,679      $313,598(3)

AIM Acquisition           Advisor/Asset Management Fee         85,773        85,773      257,319       270,107
  Partners, L.P.(1)

CRI(2)                    Affiliate of General Partner/
                            Expense Reimbursement               4,455        20,851       37,365        58,856

CRIIMI MAE                Affiliate of General Partner/         6,449          --          6,449          --
 Management, Inc.(2)       Expense Reimbursement

     (1)  Of the amounts paid to the Advisor, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of .28% of
Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $0 and
$25,278, for the three months ended September 30, 1995 and 1994, respectively.  CRI/AIM Management, Inc. earned a fee equal to
$50,556 and $79,602, for the nine months ended September 30, 1995 and 1994, respectively.  As discussed in Note 1 above, effective
June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI
MAE Services Limited Partnership earned a fee equal to $25,278 and $0, for the three months ended September 30, 1995 and 1994, respectively.  CRIIMI MAE Services Limited Partnership earned a fee equal to $25,278 and $0, for the nine months ended September 30,
1995 and 1994, respectively.

     (2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which
CRIIMI MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.  The amounts paid to CRI during the three months ended September 30, 1995 represent reimbursement of expenses incurred prior to June 30,
1995.

     (3)  This amount includes a special distribution as described above in Note 5.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


General
-------
     As of September 30, 1995, the Partnership had invested in 15 insured mortgage investments, as discussed further below, with an aggregate amortized cost of approximately $35 million, face value of approximately $41 million and fair value of approximately $41 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of September 30, 1995.

Results of Operations
---------------------
     Net earnings decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the gain recognized in February 1994 on the disposition of the mortgage on Hidden Oaks Apartments. Also contributing to this decrease in net earnings was the decrease in mortgage investment income as a result of this mortgage disposition. Net earnings did not change significantly for the three months ended September 30, 1995 as compared to the corresponding period in 1994.

     Interest and other income decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the short-term investment of the disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994. Interest and other income did not change significantly for the three months ended September 30, 1995 as compared to the corresponding period in 1994.

     Asset management fees decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 as a result of the reduction in the mortgage base, as discussed above. Asset management fees did not change for the three months ended September 30, 1995 as compared to the corresponding period in 1994.

     General and administrative expenses decreased for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994. These decreases were due primarily to decreases in investor services expenses and annual and quarterly reporting expenses resulting primarily from a reduction in the number of Unitholders.

     Gain on mortgage disposition decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. Gains and losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the nine months ended September 30, 1994, the mortgage on Hidden Oaks Apartments was prepaid, resulting in a gain of $235,873. The Partnership did not dispose of any mortgage investments during the nine months ended September 30, 1995.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the nine months ended September 30, 1995 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to a decrease in mortgage investment income and interest and other income, as discussed above. A decrease in receivables and other assets in 1994 as a result of the prepayment,and the related accrued but unpaid interest, of the mortgage on Hidden Oaks Apartments during the first quarter of 1994, also contributed to decrease net cash from operating activities in 1995.

     Net cash provided by investing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the receipt in February 1994 of net proceeds of approximately $8.2 million from the prepayment of the insured mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the special distributions paid to Unitholders during the first and second quarters of 1994 of net proceeds from the prepayment of the mortgage on Hidden Oaks Apartments and of net proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders during the first three quarters of 1995 of regular cash flow from the fourth quarter of 1994 and the first two quarters of 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.

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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


November 13, 1995                  By:  /s/ Cynthia O. Azzara
-----------------                       ------------------------
Date                                    Cynthia O. Azzara
                                        Principal Financial
                                          and Accounting Officer