Form 10-K
period 1995-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1996-03-29
CIK 724533

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              ------------------

Commission file number             1-11060
                              ------------------

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

                                        Name of each exchange on
         Title of each class                 which registered
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of March 22, 1996, 10,000,000 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $31,836,607.

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .     5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .     6
Item 6.   Selected Financial Data . . . . . . . . . . .     7
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .     8
Item 8.   Financial Statements and Supplementary Data .    12
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .    12

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .    12
Item 11.  Executive Compensation  . . . . . . . . . . .    13
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .    13
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .    14

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .    15

Signatures  . . . . . . . . . . . . . . . . . . . . . .    18

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 6 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see
Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1995.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE.
Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to obtain the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, Inc., managed the Partnership's portfolio. In connection with a merger transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT), on June 30, 1995, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a result of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration (FHA) insured mortgages than the Partnership.

     Pursuant to the Sub-advisory Agreement, the Advisor retained a sub-advisor to perform the services required of the Advisor under the Advisory Agreement.
As discussed above, prior to June 30, 1995, CRI/AIM Management, Inc. acted as the sub-advisor. Effective June 30, 1995, CRIIMI MAE Services Limited Partnership was engaged to act as the sub-advisor to the Partnership. From September 6, 1991 through June 30, 1995, CRI/AIM Management, Inc. also performed advisory services for American Insured Mortgage Investors - Series 85, L.P. (AIM
85), American Insured Mortgage Investors L.P. - Series 86 (AIM 86), and American Insured Mortgage Investors L.P. - Series 88 (AIM 88), as well as the Partnership (collectively, the AIM Partnerships). Subsequent to June 30, 1995, CRIIMI MAE Services Limited Partnership performs advisory services for the AIM Partnerships. CRI also served as a general partner of the adviser to CRIIMI MAE and CRI Liquidating REIT, Inc., which have investment objectives similar to those of the AIM Partnerships. However, effective Juen 30, 1995 CRIIMI MAE became a self-administered REIT and, as a result, the adviser no longer advises CRIIMI MAE.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE, including CRI Liquidating REIT Inc., is attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1995.

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

      Since April 8, 1992, the Units have traded on the American Stock Exchange
(AMEX) with a trading symbol of "AIA".

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1995 and 1994 were as follows:

                                                 Amount of
                                1995           Distribution
  Quarter Ended           High        Low        Per Unit
-------------------      -------    -------    ------------
 March 31,               $3 5/8     $3 1/4      $   0.08
 June 30,                 3 3/4      2 11/16        0.08
 September 30,            3 9/16     3 1/4          0.08
 December 31,             3 5/8      3 3/16         0.08
                                               ---------
                                                $   0.32
                                               =========


                                                 Amount of
                                1994           Distribution
  Quarter Ended           High        Low        Per Unit
-------------------      -------    -------     -----------
 March 31,               $4 7/8     $3 3/4      $   0.89(1)
 June 30,                 3 13/16    3 3/8          0.08
 September 30,            3 11/16    3 7/16         0.08
 December 31,             3 11/16    3 1/4          0.08
                                                --------
                                                $   1.13
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

                                          Approximate Number
                                         of Unitholders as of
     Title of Class                        December 31, 1995
---------------------------             ----------------------

Depositary Units of Limited
 Partnership Interest                            9,000

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                      For the years ended December 31,
                                    1995            1994            1993          1992           1991
                                ------------    ------------    ------------  ------------   ------------
Income                             $   3,626       $   3,736        $  4,487      $  4,747       $  5,761

Net gains (losses) from
  mortgage dispositions                   --             196             762          (21)            260

Net earnings                           3,041           3,280           4,528         3,867          4,626

Composition of distributions
  per Limited Partnership
  Unit(1)(2):
    Earnings                         $  0.30        $   0.32        $  0.440      $   0.38       $  0.450
    Return of capital                   0.02            0.81           0.205          1.44          0.099
                                    --------        --------        --------      --------       --------
       Total                        $   0.32        $   1.13        $   .645      $   1.82       $  0.549
                                    ========        ========        ========      ========       ========

                                                            As of December 31,
                                                            ------------------
                                      1995            1994            1993          1992           1991
                                    --------        --------        --------      --------       --------

Total assets                        $ 39,415        $ 38,161        $ 47,630      $ 46,971       $ 62,029


Partners' equity                      38,493          37,241          43,749        45,864         60,741


(1)  Calculated based upon the weighted average number of Limited Partnership Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1995, 1994, 1993, 1992 and
     1991 which were paid subsequent to each year end.  See Notes 4 and 8 of the Notes to Financial Statements contained in Item 8.
     "Financial Statements and Supplementary Data."

     The selected statements of operations data presented above for the years ended December 31, 1995, 1994 and 1993 and the balance sheet data as of December 31, 1995 and 1994, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1992 and 1991 and the balance sheet data as of December 31, 1993, 1992 and 1991 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     At a special meeting of the limited partners and Unitholders of the Partnership held on August 16, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acted as the assignor limited partner in the Partnership, as described below, and the adoption of provisions which prohibit a "Reorganization Transaction" (including transactions commonly known as "roll-ups") for a period of five years unless approved by a super-majority.

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

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisitions, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement(the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a result of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

     The Partnership's investment in Insured Mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates) and FHA-insured

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

Investment in FHA-Insured Loans
--------------------------------
     As of December 31, 1995 and 1994, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages. As of December 31, 1995 and 1994, these investments had an aggregate amortized cost of $23,589,611 and $23,708,274, respectively, an aggregate face value of $26,573,553 and $26,776,001, respectively, and an aggregate fair value of $27,625,663 and $26,065,185, respectively. All of the FHA-Insured Loans were current with respect to payment of principal and interest as of March 1, 1996.

     In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1995 and 1994, the Partnership received $39,465 and $13,010, respectively, from the Participations. During the year ended December 31, 1993, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

Investment in FHA-Insured Certificates
--------------------------------------
     As of December 31, 1995 and 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,418,898 and $11,506,273, respectively, an aggregate face value of $14,023,399 and $14,190,281, respectively, and an aggregate fair value of $14,774,772 and $13,355,026, respectively. All of the FHA-Insured Certificates were current with respect to payment of principal and interest as of March 1, 1996.

Mortgage Dispositions
---------------------
     There were no dispositions for the year ended December 31, 1995. A summary of dispositions which are included in the statements of operations for the years ended December 31, 1994 and 1993 are as follows:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued




                                                                                           Financial
                                                                                           Statement
                               Year of        Type of      Net Carrying        Net            Gain
Complex Name                 Disposition    Disposition        Value        Proceeds       Recognized
------------------           -----------    -----------    ------------   ------------     -----------
Hidden Oaks (a)                 1994        Prepayment     $  7,941,507   $  8,137,327(c)   $  195,820
Clark & Elm Apts.(a)            1993        Sale of a
                                              defaulted
                                              mortgage               --        108,415(d)      108,415
Chapelgate Apts.(b)             1993        Sale of a
                                              defaulted
                                              mortgage          682,731        901,171         218,440
Cumberland Village(b)           1993        Sale of a
                                              defaulted
                                              mortgage        1,520,268      1,955,663         435,395


(a)  Disposition of Originated Insured Mortgage.
(b)  Disposition of Acquired Insured Mortgage.
(c)  Includes a prepayment penalty of approximately $260,000.
(d)  Represents additional proceeds resulting from an adjustment to the 1992 sales price.


Results of Operations
---------------------

1995 versus 1994
----------------
     Net earnings decreased for 1995 as compared to 1994 primarily due to the gain recognized on the disposition of the mortgage on Hidden Oaks Apartments during 1994. No mortgages were disposed of during 1995. Also contributing to the decrease in net earnings was the reduction in mortgage investment income as a result of this disposition.

     Interest and other income decreased for 1995 as compared to 1994. During 1994, interest and other income included interest income from the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

     Asset management fees decreased for 1995 as compared to 1994 as a result of the reduction in the mortgage base.

     General and administrative expenses decreased for 1995 as compared to 1994 due to a reduction in investor services expenses and annual and quarterly reporting expenses resulting from a reduction of the number of Unitholders. In addition, there was a decrease in non-recurring expenses incurred in 1994, as discussed below.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


1994 versus 1993
----------------
     Net earnings decreased in 1994 as compared to 1993 primarily due to a reduction in net gains from mortgage dispositions and mortgage investment income as a result of the mortgage dispositions which occurred during 1993 and 1994.

     Interest and other income increased in 1994 as compared to 1993 primarily due to the short-term investment of disposition proceeds received during February 1994 prior to the distribution to Unitholders in May 1994.

     Asset management fees decreased in 1994 as compared to 1993 as a result of the reduction in the mortgage base.

     General and administrative expenses did not significantly change in 1994 as compared to 1993.

     Gains on mortgage dispositions decreased in 1994 as compared to 1993. During 1993, the Partnership disposed of three mortgage investments, which resulted in gains of $762,250. During 1994, only one mortgage was disposed of, resulting in a gain of $195,820.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the year ended December 31, 1995 to meet operating requirements.

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

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Cash Flow - 1995 versus 1994
----------------------------
     Net cash provided by operating activities decreased for 1995 as compared to 1994 primarily due to a reduction in mortgage investment income and interest and other income, as discussed above. Also contributing to the decrease was a reduction in receivables and other assets in 1994 in connection with the receipt of accrued but unpaid interest related to the mortgage on Creekside Village.

     Net cash provided by investing activities decreased for 1995 as compared to 1994 as a result to the receipt in February 1994 of net proceeds of

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


approximately $8.1 million from the prepayment of the mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities decreased for 1995 as compared to 1994 primarily due to the first and second quarter 1994 special distributions paid to the Unitholders, resulting from the prepayment of the mortgage on Hidden Oaks Apartments and from the proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village. This compares to the distribution to Unitholders during 1995 of regular cash flow from the fourth quarter of 1994 and the first three quarters of 1995.

Cash flow - 1994 versus 1993
----------------------------
     Net cash provided by operating activities decreased for 1994 as compared to 1993 primarily due to a decrease in mortgage investment income, as previously discussed. Partially offsetting this decrease was the receipt in 1994 of accrued interest related to the mortgage on Creekside Village.

     Net cash provided by investing activities increased for 1994 as compared to 1993 as a result of the receipt in February 1994 of approximately $8.1 million from the prepayment of the mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities increased for 1994 as compared to 1993 primarily due to the 1994 special distributions paid to Unitholders, as discussed above. This compares to the distributions paid to Unitholders in 1993 of regular cash flow from the fourth quarter of 1992 and first three quarters of 1993.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 22 through 40.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b), (c) and (e)

     The Partnership has no officers or directors. The affairs of the Partnership are generally managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner was CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, such advisor no longer advises CRIIMI MAE.

     At a special meeting of the limited partners and Unitholders of the Partnership held on August 16, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acted as the assignor limited partner in the Partnership.

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

Partnership. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also, on September 6, 1991, the Advisor succeeded Integrated Funding as the advisor to the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of the Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. managed the Partnership's portfolio and disposed of the Partnership's Insured Mortgages through June 30, 1995. Effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio and disposes of the Partnership's Insured Mortgages.

     The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 4 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of December 31, 1995, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1995, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Note 4 of the notes to the Partnership's financial statements of this report contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:

                                                                       Page
Description                                                           Number
-----------                                                       --------------

Balance Sheets as of December 31, 1995
  and 1994                                                                 21

Statements of Operations for the years
  ended December 31, 1995, 1994 and 1993                                   22

Statements of Changes in Partners' Equity
  for the years ended December 31, 1995,
  1994 and 1993                                                            23

Statements of Cash Flows for the years
  ended December 31, 1995, 1994 and 1993                                   24

Notes to Financial Statements                                              25

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

       28.(b) Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of September 6, 1991, incorporated by reference to
               Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

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

                                    By:  CRIIMI, Inc.
                                         General Partner


March 27, 1996                      /s/ William B. Dockser
---------------------------         ----------------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer



March 27, 1996                      /s/ H. William Willoughby
---------------------------         ----------------------------
DATE                                H. William Willoughby
                                    President and Director



March 27, 1996                      /s/ Cynthia O. Azzara
---------------------------         ----------------------------
DATE                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer



March 27, 1996                      /s/ Garrett G. Carlson, Sr.
---------------------------         ----------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director


March 27, 1996                       /s/ Larry H. Dale
---------------------------         ----------------------------
DATE                                Larry H. Dale
                                    Director


March 27, 1996                      /s/ G. Richard Dunnells
---------------------------         ----------------------------
DATE                                G. Richard Dunnells
                                    Director


March 27, 1996                      /s/ Robert F. Tardio
---------------------------         ----------------------------
DATE                                Robert F. Tardio
                                    Director

                       AMERICAN INSURED MORTGAGE INVESTORS

              Financial Statements as of December 31, 1995 and 1994

            and for the Years Ended December 31, 1995, 1994 and 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1995 and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Washington, D.C.
March 22, 1996

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                               December 31,     December 31,
                                                   1995             1994
                                               ------------     ------------
ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated insured mortgages               $ 14,533,066     $ 14,590,272
    Acquired insured mortgages                    9,056,545        9,118,002
                                               ------------     ------------
                                                 23,589,611       23,708,274

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired insured mortgages                   14,774,772       13,355,026

Cash and cash equivalents                           673,733          722,986

Receivables and other assets                        377,323          374,647
                                               ------------     ------------
     Total assets                              $ 39,415,439     $ 38,160,933
                                               ============     ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                          $    823,903     $    823,903

Accounts payable and accrued expenses                98,292           96,483
                                               ------------     ------------
     Total liabilities                              922,195          920,386
                                               ------------     ------------
Partners' equity:
  Limited partners' equity                       40,059,771       40,306,817
  General partner's deficit                      (4,922,401)      (4,915,023)
  Unrealized gains on investment
    in FHA-Insured Certificates                   3,355,874        1,848,753
                                               ------------     ------------
     Total partners' equity                      38,493,244       37,240,547
                                               ------------     ------------
     Total liabilities and partners'
       equity                                  $ 39,415,439     $ 38,160,933
                                               ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.


                                        AMERICAN INSURED MORTGAGE INVESTORS

                                               STATEMENTS OF OPERATIONS

                                                                For the years ended December 31,
                                                        1995              1994              1993
                                                    ------------      ------------      ------------
Income:
  Mortgage investment income                        $  3,589,374      $  3,639,376      $  4,454,241
  Interest and other income                               37,115            96,513            32,722
                                                    ------------      ------------      ------------
                                                       3,626,489         3,735,889         4,486,963
                                                    ------------      ------------      ------------
Expenses:
  Asset management fee to related parties                343,092           355,880           439,158
  General and administrative                             242,209           295,360           282,310
                                                    ------------      ------------      ------------
                                                         585,301           651,240           721,468
                                                    ------------      ------------      ------------
Earnings before mortgage dispositions                  3,041,188         3,084,649         3,765,495

Gains on mortgage dispositions                                --           195,820           762,250
                                                    ------------      ------------      ------------
     Net earnings                                   $  3,041,188      $  3,280,469      $  4,527,745
                                                    ============      ============      ============
Net earnings allocated to:
  Limited partners - 97.1%                          $  2,952,994      $  3,185,335      $  4,396,440
  General partner -  2.9%                                 88,194            95,134           131,305
                                                    ------------      ------------      ------------
                                                    $  3,041,188      $  3,280,469      $  4,527,745
                                                    ============      ============      ============
Net earnings per Unit of limited
  partnership interest                              $        .30      $        .32      $        .44
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

                                  AMERICAN INSURED MORTGAGE INVESTORS

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                        For the years ended December 31, 1995, 1994 and 1993

                                                                                Unrealized
                                                                                 Gains on
                                                                                Investment
                                          General              Limited        in FHA-Insured
                                          Partner              Partners        Certificates          Total
                                        ------------         ------------     --------------     -------------

Balance, January 1, 1993                $ (4,611,332)        $  50,475,271    $           --     $  45,863,939

  Net earnings                               131,305             4,396,440                --         4,527,745

  Distributions paid or accrued
    of $0.645 per Unit, including
    return of capital of $0.205
    per Unit                                (192,639)           (6,450,088)               --        (6,642,727)
                                        ------------         -------------       -----------     -------------

Balance, December 31, 1993                (4,672,666)           48,421,623                --        43,748,957

  Net earnings                                95,134             3,185,335                --         3,280,469

  Distributions paid or accrued of
    $1.13 per Unit, including
    return of capital of $0.81
    per Unit                                (337,491)          (11,300,141)               --       (11,637,632)

  Unrealized gains
    on investment in FHA-insured
    certificates                                  --                    --         1,848,753         1,848,753
                                        ------------         -------------    --------------     -------------
Balance, December 31, 1994                (4,915,023)           40,306,817         1,848,753        37,240,547

  Net earnings                                88,194             2,952,994                --         3,041,188

  Distributions paid or accrued of
    $0.32 per Unit, including
    return of capital of $0.02 per
    Unit                                     (95,572)           (3,200,040)               --        (3,295,612)

  Adjustment to unrealized gains
    on investment in FHA-insured
    certificates                                  --                    --         1,507,121         1,507,121
                                        ------------         -------------    --------------     -------------
Balance, December 31, 1995              $ (4,922,401)        $  40,059,771    $    3,355,874     $  38,493,244
                                        ============         =============      ============     =============

Limited Partnership Units
  outstanding - December 31,
  1995, 1994 and 1993                                           10,000,125
                                                             =============



                                             The accompanying notes are an integral part
                                                   of these financial statements.


                                        AMERICAN INSURED MORTGAGE INVESTORS

                                              STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                                    1995            1994            1993
                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net earnings                                                  $  3,041,188    $  3,280,469    $  4,527,745
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gains on mortgage dispositions                                        --        (195,820)       (762,250)
    Changes in assets and liabilities:
      (Increase) decrease in receivables and other assets             (2,676)        134,779         (22,426)
      Increase (decrease) in accounts payable and
        accrued expenses                                               1,809          25,671          (6,056)
                                                                ------------    ------------    ------------
        Net cash provided by operating activities                  3,040,321       3,245,099       3,737,013
                                                                ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from disposition of insured mortgages                          --       8,137,327       2,965,249
  Receipt of mortgage principal from scheduled payments              206,038         186,145         215,680
                                                                ------------    ------------    ------------
        Net cash provided by investing activities                    206,038       8,323,472       3,180,929
                                                                ------------    ------------    ------------
Cash flows from financing activities:
  Distributions paid to partners                                  (3,295,612)    (14,624,281)     (3,862,055)
                                                                ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                 (49,253)     (3,055,710)      3,055,887

Cash and cash equivalents, beginning of year                         722,986       3,778,696         722,809
                                                                ------------    ------------    ------------
Cash and cash equivalents, end of year                          $    673,733    $    722,986    $  3,778,696
                                                                ============    ============    ============







                                             The accompanying notes are an integral part
                                                   of these financial statements.


                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. From inception through September 6, 1991, AIM Capital Management, Corp. served as managing general partner (with a partnership interest of 2.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and 2 Square G Partners II served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are collectively referred to as former general partners.

     At a special meeting of the limited partners and unitholders of the Partnership held on August 16, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acted as the assignor limited partner in the Partnership.

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


     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement(the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Method of Accounting
     --------------------
          The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Prior to January 1, 1994, the Partnership accounted for its investment in Insured Mortgages at amortized cost in accordance with Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity, should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

          As of December 31, 1995, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 26 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 13 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.
     As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1995 and 1994, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as Available for Sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as Available for Sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

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

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying financial statements since they are the personal responsibility of the Unitholders.

     Reclassification
     ----------------
          Certain amounts in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

     The following estimated fair values of the Partnership's financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued



                                       As of December 31, 1995               As of December 31, 1994
                                        Amortized           Fair            Amortized            Fair
                                          Cost              Value              Cost              Value
                                      ------------       ------------     ------------       ------------

Investment in FHA-Insured
  Certificates                        $ 11,418,898       $ 14,774,772     $ 11,506,273       $ 13,355,026
                                      ============       ============     ============       ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages        $ 14,533,066       $ 15,196,453     $ 14,590,272       $ 14,829,011
  Acquired Insured Mortgage              9,056,545         12,429,210        9,118,002         11,236,174
                                      ------------       ------------     ------------       ------------
                                      $ 23,589,611       $ 27,625,663     $ 23,708,274       $ 26,065,185
                                      ============       ============     ============       ============

Cash and cash equivalents             $    673,733       $    673,733     $    722,986       $    722,986

Accrued interest receivable           $    295,018       $    295,018     $    296,748       $    296,748



     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured Certificates and FHA-
       Insured Loans
     ------------------------------------------------
          The fair value of the FHA-Insured Certificates and FHA-Insured Loans is based on quoted market prices.

     Cash and cash equivalents and accrued interest receivable
     ---------------------------------------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.

4.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1995, 1994 and 1993 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner and certain affiliated entities have, during the years ended December 31, 1995, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                    Capacity in Which                 For the year ended December 31,
Name of Recipient                      Served/Item                1995          1994             1993
-----------------             ----------------------------      --------      --------         --------
CRIIMI, Inc.                  General Partner/Distribution      $  95,572    $ 337,491(3)      $192,639(3)

AIM Acquisition               Advisor/Asset Management Fee        343,092      355,880          439,158
  Partners, L.P.(1)

CRI(3)                        Affiliate of General Partner/        37,365       79,972           67,076
                                Expense Reimbursement

CRIIMI MAE                    Affliate of General Partner/         16,862           --               --
  Management, Inc. (2)          Expense Reimbursement


     (1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee equal to 0.28% of Total Invested Assets. CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $50,556, $104,880 and $129,429 for the six months ended June 30, 1995 and for the years ended December 31, 1994 and 1993, respectively. As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor. Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $50,566 for the six months ended December 31, 1995. No fees were earned by CRIIMI MAE Services Limited Partnership during the years ended December 31, 1994 and 1993.

     (2) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership. As discussed in Note 1, the transaction in which CRIIMI MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc. The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.

     (3)  This amount includes a special distribution as discussed in Note 8.

5.   INVESTMENT IN FHA-INSURED LOANS

     As of December 31, 1995 and 1994, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages. As of December 31, 1995 and 1994, these investments had an aggregate amortized cost of $23,589,611 and $23,708,274, respectively, an aggregate face value of $26,573,553 and $26,776,001, respectively, and an aggregate fair value of $27,625,663 and $26,065,185, respectively. All of the

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED LOANS - Continued


FHA-Insured Loans were current with respect to payment of principal and interest as of March 1, 1996.

     In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1995 and 1994, the Partnership received $39,465 and $13,010, respectively, from the Participations. During the year ended December 31, 1993, the Partnership did not receive any monies from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

6.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of December 31, 1995 and 1994, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,418,898 and $11,506,273, respectively, an aggregate face value of $14,023,399 and $14,190,281, respectively, and an aggregate fair value of $14,774,772 and $13,355,026, respectively. All of the FHA-Insured Certificates were current with respect to payment of principal and interest as of March 1, 1996.

7.   MORTGAGE DISPOSITIONS

     There were no mortgage dispositions during the year ended December 31, 1995. A summary of dispositions which are included in the statements of operations for the years ended December 31, 1994 and 1993 are as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

7.   MORTGAGE DISPOSITIONS



                                                                                         Financial
                                                                                         Statement
                              Year of       Type of     Net Carrying        Net             Gain
Complex Name                Disposition   Disposition       Value        Proceeds        Recognized
------------------          -----------   -----------   ------------   ------------      -----------
Hidden Oaks (a)                1994       Prepayment    $  7,941,507   $  8,137,327(c)    $  195,820
Clark & Elm Apts.(a)           1993       Sale of a
                                            defaulted
                                            mortgage              --        108,415(d)       108,415
Chapelgate Apts.(b)            1993       Sale of a
                                            defaulted
                                            mortgage         682,731        901,171          218,440
Cumberland Village(b)          1993       Sale of a
                                            defaulted
                                            mortgage       1,520,268      1,955,663          435,395


(a)  Disposition of Originated Insured Mortgage.
(b)  Disposition of Acquired Insured Mortgage.
(c)  Includes a prepayment penalty of approximately $260,000.
(d)  Represents additional proceeds resulting from an adjustment to the 1992 sales price.


                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

8.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1995, 1994 and 1993 are as follows:

Quarter Ended            1995         1994         1993
-------------          --------     --------     --------

March 31,              $   0.08     $   0.89(1)  $  0.095
June 30,                   0.08         0.08        0.090
September 30,              0.08         0.08        0.090
December 31,               0.08         0.08        0.370(2)
                       --------     --------     --------
                       $   0.32     $   1.13     $  0.645
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

9.   PARTNERS' EQUITY

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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

     (In Thousands, Except Per Unit Data)

                                                      1995
                                                 Quarter ended
                                March 31    June 30  September 30   December 31
                               ---------- ---------- ------------   -----------
Income                         $      927 $      900 $        895   $       904
Net earnings                          758        767          749           767
Net earnings per Limited
  Partnership Unit                   0.07       0.08         0.07          0.08


                                                      1994
                                                 Quarter ended
                                March 31    June 30  September 30   December 31
                               ---------- ---------- ------------   -----------
Income                         $      996 $      937 $        901   $       902
Gain (loss) on mortgage
  dispositions                        236         --           --           (40)
Net earnings                        1,054        779          733           714
Net earnings per Limited
  Partnership Unit                   0.10       0.08         0.07          0.07


                                                      1993
                                                 Quarter ended
                                March 31    June 30  September 30   December 31
                               ---------- ---------- ------------   -----------
Income                         $    1,129 $    1,126 $      1,124   $     1,108
Gain on mortgage dispositions          --         --          108           654
Net earnings                          920        934        1,052         1,622
Net earnings per Limited
  Partnership Unit                   0.09       0.09         0.10          0.16


                                      AMERICAN INSURED MORTGAGE INVESTORS
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                               DECEMBER 31, 1995

                                                                 Interest          Face            Net        Annual Payment
                                           Maturity      Put     Rate on        Amount of    Carrying Value   (Principal and
Development Name/Location                    Date      Date(1)  Mortgage(5)     Mortgage     (3)(7)(9)(10)    Interest)(5)(8)
-------------------------                  --------    ------- ------------   ------------ -----------------  ---------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Eastdale Apts.
 Montgomery, AL                                3/23      10/01         7.5%  $   6,782,120     $   5,145,750  $       592,406
North River Place
  Chillecothe, OH                             10/21      12/01         7.5%      3,183,271         2,419,139          279,509
Portervillage I Apts.
  Porterville, CA                              8/21       5/01         7.5%      1,177,589(3)        959,745          103,733(4)
Town Park Apts.
  Rockingham, NC                              10/22      10/02         7.5%        654,020(3)        531,911           56,755(4)
                                                                              ------------      ------------
  Total Investment in FHA-Insured
    Loans - Acquired Insured Mortgages                                          11,797,000         9,056,545
                                                                              ------------      ------------
Originated Insured Mortgages
----------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Creekside Village
  Beaverton, OR                               11/25       1/01       11.50%(5)   5,135,424         5,318,588          612,632(6)
Waters Edge Apts.
  Columbus, OH                                 1/31       5/03        8.75%(5)   9,641,129         9,214,478          885,419(6)
                                                                              ------------      ------------
  Total Investment in FHA-Insured Loans -
    Originated Insured Mortgages                                                14,776,553        14,533,066
                                                                              ------------      ------------

  Total Investment in FHA-Insured Loans                                         26,573,553        23,589,611
                                                                              ------------      ------------
See notes to Schedule IV - Mortgage Loans on Real Estate.


                                                 AMERICAN INSURED MORTGAGE INVESTORS
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1995
                                                                 Interest          Face            Net        Annual Payment
                                           Maturity      Put     Rate on        Amount of    Carrying Value   (Principal and
Development Name/Location                    Date      Date(1)  Mortgage(5)     Mortgage     (3)(7)(9)(10)    Interest)(5)(8)
-------------------------                  --------    ------- ------------   ------------  ----------------  ---------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured
  Certificates
(carried at fair value)

Bay Pointe Apts.
  Lafayette, IN                                2/23      10/02         7.5%      2,125,397(4)      2,239,235          185,272(4)
Baypoint Shoreline Apts.
  Duluth, MN                                   1/22      10/01         7.5%      1,005,004(4)      1,058,865           87,967(4)
Berryhill Apts.
  Grass Valley, CA                             1/21      11/02         7.5%      1,306,956(4)      1,377,129          115,899(4)
Brougham Estates II
  Kansas City, KS                             11/22       3/02         7.5%      2,664,150(4)      2,806,724          230,860(4)
College Green Apts.
  Wilmington, NC                               3/23       2/02         7.5%      1,430,136(4)      1,506,630          123,455(4)
Fox Run Apts.
  Dothan, AL                                  10/19      11/99         7.5%      1,286,045(4)      1,355,287          116,242(4)
Kaynorth Apts.
  Lansing, MI                                  4/23       9/02         7.5%      1,940,072(4)      2,043,827          167,318(4)
Lakeside Apts.
  Bennettsville, SC                            1/22       2/02         7.5%        403,328(4)        424,944           35,303(4)
Westbrook Apts.
  Kokomo, IN                                  11/22       9/02         7.5%      1,862,311(4)      1,962,131          163,177(4)
                                                                              ------------      ------------
  Total Investment in FHA-Insured Certificates                                  14,023,399        14,774,772
                                                                              ------------      ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                       $ 40,596,952      $ 38,364,383
                                                                              ============      ============

See notes to Schedule IV - Mortgage Loans on Real Estate

                       AMERICAN INSURED MORTGAGE INVESTORS

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) These amounts represent the Partnership's 50% interest in these insured mortgages. The remaining 50% interest was acquired by AIM 85.

(5) In addition, the servicer of the insured mortgages (primarily unaffiliated third parties) is entitled to receive compensation for certain services rendered in an amount up to ten basis points (.10%) of the unpaid principal balance of the insured mortgages.

(6) This represents the base interest rate during the permanent phase of these insured mortgage loans. Additional interest, (referred to as Participations) measured as a percentage of surplus cash and a percentage of the proceeds from sale or refinancing of the development (as defined in the Participation Agreements), will also be due. The Partnership received $39,465 and $13,010 from the Participations for the years ended December 31, 1995 and 1994, respectively. No payments were received for the year ended December 31, 1993 as a result of the Participations.

(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

(8) Principal and interest are payable at level amounts over the life of the insured mortgages.

(9) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 1995 and 1994, is as follows:

                                       1995            1994
                                  ------------    ------------
Beginning balance                 $ 37,063,300    $ 43,342,199

  Gain on mortgage
    disposition                             --         195,820
  Disposition of Insured
    Mortgage                                --      (8,137,327)
  Principal receipts on
    Insured Mortgages                 (206,038)       (186,145)

                       AMERICAN INSURED MORTGAGE INVESTORS

  Urealized gains on
    investment in FHA-
    Insured Certificates             1,507,121       1,848,753
                                  ------------    ------------
Ending balance                    $ 38,364,383    $ 37,063,300
                                  ============    ============

(10) The tax basis of the Insured Mortgages was approximately $34.6 million and $34.9 million as of December 31, 1995 and 1994, respectively.