Form 10-Q
period 1996-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1996-05-14
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1996
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

                                 (301) 816-2300
- -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]    No [ ]

     As of May 13, 1996, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 (unaudited)
            and December 31, 1995....................   3

          Statements of Operations - for the three
            months ended March 31, 1996 (unaudited)
            and December 31, 1995....................   4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1996 (unaudited).........................   5

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995
            (unaudited)..............................   6

          Notes to Financial Statements..............   7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................  10

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........  11

Signature............................................  12

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                March 31,       December 31,
                                                  1996              1995
                                              -------------     ------------
                                              (Unaudited)

                                     ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages                $  9,040,134      $  9,056,545
    Originated Insured Mortgages                14,517,853        14,533,066
                                              ------------      ------------
                                                23,557,987        23,589,611

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired Insured Mortgages                  14,300,760        14,774,772

Cash and cash equivalents                          654,595           673,733

Receivables and other assets                       379,586           377,323
                                              ------------      ------------
     Total assets                             $ 38,892,928      $ 39,415,439
                                              ============      ============


                           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                         $    823,903      $    823,903

Accounts payable and accrued expenses               96,003            98,292
                                              ------------      ------------
     Total liabilities                             919,906           922,195
                                              ------------      ------------
Partners' equity:
  Limited partners' equity                      39,992,347        40,059,771
  General partner's deficit                     (4,924,414)       (4,922,401)
  Unrealized gains on investment
    in FHA-Insured Certificates                  2,905,089         3,355,874
                                              ------------      ------------
     Total partners' equity                     37,973,022        38,493,244
                                              ------------      ------------
     Total liabilities and partners'
       equity                                 $ 38,892,928      $ 39,415,439
                                              ============      ============


                                The accompanying notes are an integral part
                                        of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               For the three months ended
                                                             March 31,
                                                    1996         1995
                                                ------------ ------------
Income:
  Mortgage investment income                    $    896,294 $    917,938
  Interest and other income                            9,422        9,264
                                                ------------ ------------
                                                     905,716      927,202
                                                ------------ ------------
Expenses:
  Asset management fee to related parties             85,773       85,773
  General and administrative                          65,477       82,962
                                                ------------ ------------
                                                     151,250      168,735
                                                ------------ ------------
     Net earnings                               $    754,466 $    758,467
                                                ============ ============
Net earnings allocated to:
  Limited partners - 97.1%                      $    732,586 $    736,471
  General partner -   2.9%                            21,880       21,996
                                                ------------ ------------
                                                $    754,466 $    758,467
                                                ============ ============
Net earnings per Unit of limited
  partnership interest                          $       0.07 $       0.07
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                      AMERICAN INSURED MORTGAGE INVESTORS

                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  For the three months ended March 31, 1996

                                                             (Unaudited)

                                                                                 Unrealized
                                                                                  Gains on
                                                                                Investment in
                                            General              Limited         FHA-Insured
                                            Partner              Partners        Certificates          Total
                                         ------------          ------------     --------------     -------------

Balance, December 31, 1995               $ (4,922,401)         $ 40,059,771     $    3,355,874     $  38,493,244

  Net earnings                                 21,880               732,586                 --           754,466

  Distributions paid or accrued of
    $0.08 per Unit                            (23,893)             (800,010)                --          (823,903)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                   --                    --           (450,785)         (450,785)
                                         ------------          -------------     -------------     -------------
Balance, March 31, 1996                  $ (4,924,414)         $  39,992,347     $   2,905,089     $  37,973,022
                                         ============          =============     =============     =============

Limited Partnership Units
  outstanding - March 31,
  1996                                                            10,000,125
                                                               =============




                               The accompanying notes are an integral part
                                       of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                    1996              1995
                                                ------------      ------------
Cash flows from operating activities:
 Net earnings                                   $    754,466      $    758,467
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Changes in assets and liabilities:
    Increase in receivables and
      other assets                                    (2,263)             (748)
    (Decrease) increase in accounts
      payable and accrued expenses                    (2,289)            9,815
                                                ------------      ------------
  Net cash provided by operating
    activities                                       749,914           767,534
                                                ------------      ------------
Cash flows from investing activities:
 Receipt of mortgage principal from
  scheduled payments                                  54,851            49,572
                                                ------------      ------------
  Net cash provided by investing
    activities                                        54,851            49,572
                                                ------------      ------------
Cash flows from financing activities:
 Distributions paid to partners                     (823,903)         (823,903)
                                                ------------      ------------

  Net cash used in financing activities             (823,903)         (823,903)
                                                ------------      ------------
  Net decrease in cash and cash
    equivalents                                      (19,138)           (6,797)

Cash and cash equivalents, beginning
  of period                                          673,733           722,986
                                                ------------      ------------
Cash and cash equivalents, end of
  period                                        $    654,595      $    716,189
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   INVESTMENT IN FHA-INSURED LOANS

     As of March 31, 1996 and December 31, 1995, the Partnership's investment in FHA-Insured Loans consisted of four Acquired Insured Mortgages and two Originated Insured Mortgages.
As of March 31, 1996 and December 31, 1995, these investments had an aggregate amortized cost of $23,557,987 and $23,589,611, respectively, face value of $26,520,316 and $26,573,553, respectively, and fair value of $27,158,654 and
$27,625,663, respectively. All of the FHA-Insured Loans are current with respect to payment of principal and interest as of May 10, 1996.

     In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1996 and 1995, the Partnership received $12,158 and $28,524, respectively, from the

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION - Continued

Participations.    These amounts are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of March 31, 1996 and December 31, 1995, the Partnership's investment in FHA-Insured Certificates consisted of nine Acquired Insured Mortgages with an aggregate amortized cost of $11,395,671 and $11,418,898, respectively, face value of $13,979,694 and $14,023,399, respectively, and fair value of $14,300,760 and $14,774,772, respectively. All of the FHA-Insured Certificates are current with respect to payment of principal and interest as of May 10, 1996.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1996 and 1995 are as follows:


Quarter Ended                        1996           1995
- -------------                      --------       --------
March 31,                          $   0.08       $   0.08
                                   ========       ========

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three months ended March 31, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:


PAGE>9

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                       Capacity in Which             For the three months ended March 31,
Name of Recipient                         Served/Item                     1996               1995
- -----------------                ----------------------------           --------           --------
CRIIMI, Inc.                     General Partner/Distribution           $ 21,880           $ 23,893

AIM Acquisition                  Advisor/Asset Management Fee             85,773             85,773
  Partners, L.P.(1)

CRI(2)                           Affiliate of General Partner/
                                   Expense Reimbursement                      --             15,535

CRIIMI MAE Management,           Affiliate of General Partner/             8,969                 --
  Inc. (2)                         Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective July 12, 1983, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
is entitled to a fee of 0.28% of Total Invested Assets. CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30,
1995, earned a fee equal to $0 and $25,278, for the three months ended March 31, 1996 and 1995.  CRIIMI MAE Services Limited
Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $25,278 for the three months ended March 31, 1996.

     (2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-
administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30,
1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


General
- -------
     As of March 31, 1996, the Partnership had invested in 15 Insured Mortgage Investments, with an aggregate amortized cost of approximately $35 million, face value of approximately $41 million and fair value of approximately $41 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of May 10, 1996.

Results of Operations
- ---------------------
     Net earnings did not change significantly for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

     Mortgage investment income and interest and other income did not change significantly for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

     Asset management fees did not change for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

     General and administrative expenses decreased for the three months ended March 31, 1996, as compared to the corresponding periods in 1995. These decreases were due primarily to decreases in investor services expenses, annual and quarterly reporting expenses and payroll.

     The Partnership did not dispose of any mortgage investments during the three months ended March 31, 1996 and 1995.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 1996 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in accounts payable.

     Net cash provided by investing activities increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in the receipt of mortgage principal from scheduled payments.


     Net cash used in financing activities did not change for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.

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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


May 14, 1996                       By:  /s/ Cynthia O. Azzara
- -------------                      ------------------------
Date                                    Cynthia O. Azzara
                                        Principal Financial
                                          and Accounting Officer