Form 10-Q
period 1996-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1996-08-06
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1996
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

     As of August 5, 1996, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited)
            and December 31, 1995....................   3

          Statements of Operations - for the three and
            six months ended June 30, 1996 and
            1995 (unaudited).........................   4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1996 (unaudited).........................   5

          Statements of Cash Flows - for the six
            months ended June 30, 1996 and 1995
            (unaudited)..............................   6

          Notes to Financial Statements..............   7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................  11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........  13

Signature............................................  14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                 June 30,        December 31,
                                                  1996               1995
                                              -------------      ------------
                                              (Unaudited)

                                     ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated insured mortgages              $ 14,316,789       $ 14,533,066
    Acquired insured mortgages                   9,023,284          9,056,545
                                              ------------       ------------
                                                23,340,073         23,589,611

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired insured mortgages                  13,975,207         14,774,772

Cash and cash equivalents                          654,809            673,733

Receivables and other assets                       367,712            377,323
                                              ------------       ------------
     Total assets                             $ 38,337,801       $ 39,415,439
                                              ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                         $    823,903       $    823,903

Accounts payable and accrued expenses               94,334             98,292
                                              ------------       ------------
     Total liabilities                             918,237            922,195
                                              ------------       ------------
Partners' equity:
  Limited partners' equity                      39,747,934         40,059,771
  General partner's deficit                     (4,931,714)        (4,922,401)
  Unrealized gains on investment
    in FHA-Insured Certificates                  2,603,344          3,355,874
                                              ------------       ------------
     Total partners' equity                     37,419,564         38,493,244
                                              ------------       ------------
     Total liabilities and partners'
       equity                                 $ 38,337,801       $ 39,415,439
                                              ============       ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                  AMERICAN INSURED MORTGAGE INVESTORS

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                            For the three months ended     For the six months ended
                                                     June 30,                         June 30,
                                          ----------------------------    ----------------------------
                                              1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
Income:
  Mortgage investment income              $    851,160    $    888,144    $  1,747,454    $  1,806,082
  Interest and other income                      7,575          11,459          16,997          20,723
                                          ------------    ------------    ------------    ------------
                                               858,735         899,603       1,764,451       1,826,805
                                          ------------    ------------    ------------    ------------
Expenses:
  Asset management fee to
    related parties                             85,773          85,773         171,546         171,546
  General and administrative                    54,308          47,029         119,785         129,991
                                          ------------    ------------    ------------    ------------
                                               140,081         132,802         291,331         301,537
                                          ------------    ------------    ------------    ------------
     Earnings before loss on
       mortgage modification                   718,654         766,801       1,473,120       1,525,268

Loss on mortgage modification                 (146,464)             --        (146,464)             --
                                          ------------    ------------    ------------    ------------
     Net earnings                         $    572,190    $    766,801    $  1,326,656    $  1,525,268
                                          ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 97.1%                $    555,597    $    744,564    $  1,288,183    $  1,481,035
  General partner -   2.9%                      16,593          22,237          38,473          44,233
                                          ------------     -----------    ------------    ------------
                                          $    572,190    $    766,801    $  1,326,656    $  1,525,268
                                          ============    ============    ============    ============
Net earnings per Unit of limited
  partnership interest                    $       0.06    $       0.07    $       0.13    $       0.15
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                    AMERICAN INSURED MORTGAGE INVESTORS

                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                   For the six months ended June 30, 1996

                                                  (Unaudited)


                                                                                   Unrealized
                                                                                    Gains on
                                                                                  Investment in
                                               General            Limited          FHA-Insured
                                               Partner            Partners         Certificates           Total
                                            ------------        ------------      --------------      -------------

Balance, December 31, 1995                  $ (4,922,401)       $ 40,059,771      $    3,355,874      $  38,493,244

  Net earnings                                    38,473           1,288,183                  --          1,326,656

  Distributions paid or accrued of
    $0.16 per Unit                               (47,786)         (1,600,020)                 --         (1,647,806)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                      --                  --            (752,530)          (752,530)
                                            ------------        -------------      -------------      -------------
Balance, June 30, 1996                      $ (4,931,714)       $  39,747,934      $   2,603,344      $  37,419,564
                                            ============        =============      =============      =============

Limited Partnership Units
  outstanding - June 30,
  1996                                                             10,000,125
                                                                =============



                                 The accompanying notes are an integral part
                                       of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      For the six months ended
                                                               June 30,
                                                    1996              1995
                                                ------------      ------------
Cash flows from operating activities:
 Net earnings                                   $  1,326,656      $  1,525,268
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Loss on modification  of insured mortgage          146,464                --
  Changes in assets and liabilities:
    Decrease (increase) in receivables and
      other assets                                     9,611            (4,368)
    Decrease in accounts payable and
      accrued expenses                                (3,958)          (26,539)
                                                ------------      ------------
  Net cash provided by operating
    activities                                     1,478,773         1,494,361
                                                ------------      ------------
Cash flows from investing activities:
 Proceeds from modification of
  insured mortgage                                    35,748                --
 Receipt of mortgage principal from
  scheduled payments                                 114,361           100,415
                                                ------------      ------------
  Net cash provided by investing
    activities                                       150,109           100,415
                                                ------------      ------------
Cash flows from financing activities:
 Distributions paid to partners                   (1,647,806)       (1,647,806)
                                                ------------      ------------

  Net cash used in financing activities           (1,647,806)       (1,647,806)
                                                ------------      ------------
  Net decrease in cash and cash
    equivalents                                      (18,924)          (53,030)

Cash and cash equivalents, beginning
  of period                                          673,733           722,986
                                                ------------      ------------
Cash and cash equivalents, end of
  period                                        $    654,809      $    669,956
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

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of C.R.I., Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT) on June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a result of this transaction, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995.

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

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED LOANS

     As of June 30, 1996 and December 31, 1995, the Partnership's investment in FHA-Insured Loans consisted of four acquired insured mortgages and two originated insured mortgages. As of June 30, 1996 and December 31, 1995, these investments had an aggregate amortized cost of $23,340,073 and $23,589,611, respectively, face value of $26,465,984 and $26,573,553, respectively, and fair value of $26,596,082 and $27,625,663, respectively. All of the FHA-Insured Loans are current with respect to payment of principal and interest as of July 31, 1996.

     In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.50% to 7.75%. In connection with this modification, the Partnership recognized a loss of $146,464 on the accompanying statements of operations for the three and six months ended June 30, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.

     In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the six months ended June 30, 1996 and 1995, the Partnership received $12,158 and $28,524, respectively, from the Participations. The Partnership did not receive any monies from the Participations during the three months ended June 30, 1996 and 1995. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of June 30, 1996 and December 31, 1995, the Partnership's investment in FHA-Insured Certificates consisted of nine acquired insured mortgages with an aggregate amortized cost of $11,371,863 and $11,418,898, respectively, face value of $13,935,161 and $14,023,399, respectively, and fair value of $13,975,207 and $14,774,772, respectively. All of the FHA-Insured Certificates are current with respect to payment of principal and interest as of July 31, 1996.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three and six months ended June 30, 1996 and 1995 are as follows:


Quarter Ended                        1996           1995
- -------------                      --------       --------
March 31,                          $   0.08       $   0.08
June 30,                               0.08           0.08
                                   --------       --------
                                   $   0.16       $   0.16
                                   ========       ========

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and six months ended June 30, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                        For the three months       For the six months
                                      Capacity in Which                    ended June 30,             ended June 30,
Name of Recipient                        Served/Item                     1996         1995          1996          1995
- -----------------                ----------------------------          --------     --------      --------      --------
CRIIMI, Inc.                     General Partner/Distribution          $ 23,893     $ 23,893      $ 47,786      $ 47,786

AIM Acquisition                  Advisor/Asset Management Fee            85,773       85,773       171,546       171,546
  Partners, L.P.(1)

CRI(2)                           Affiliate of General Partner/
                                   Expense Reimbursement                     --       17,375             --       32,910

CRIIMI MAE Management,           Affiliate of General Partner/           23,860           --         32,829           --
  Inc. (2)                         Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective July 12, 1983, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
is entitled to a fee of 0.28% of Total Invested Assets. CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30,
1995, earned a fee equal to $25,278 and $50,556, for the three and six months ended June 30, 1995, respectively.  CRIIMI MAE
Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited
Partnership earned a fee equal to $25,278 and $50,556 for the three and six months ended June 30, 1996, respectively.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction
- ------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
- -------
     As of June 30, 1996, the Partnership had invested in 15 insured mortgages, with an aggregate amortized cost of approximately $35 million, face value of approximately $40 million and fair value of approximately $41 million.

     All of the Partnership's mortgage investments are current with respect to payment of principal and interest as of July 31, 1996.

Results of Operations
- ---------------------
     Net earnings decreased for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to the loss recognized on the modification of the mortgage on Creekside Village, as discussed below.

     Mortgage investment income and interest and other income did not change significantly for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

     Asset management fees did not change for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

     General and administrative expenses increased for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to timing differences for certain expenses. General and administrative expenses decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995. These decreases were due primarily to decreases in investor services expenses, annual and quarterly reporting expenses and payroll.

     In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.50% to 7.75%. In connection with this modification, the Partnership recognized a loss of $146,464 on the accompanying statements of operations for the three and six months ended June 30, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage. The Partnership did not dispose of or modify any mortgage investments during the three and six months ended June 30, 1995.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments and proceeds from mortgage modifications, were sufficient for the six months ended June 30, 1996 to meet operating requirements.

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

     Net cash provided by operating activities did not change significantly for the six months ended June 30, 1996 as compared to the corresponding period in 1995.

     Net cash provided by investing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to receipt of proceeds from the modification of the mortgage on Creekside Village, as discussed above.

     Net cash used in financing activities did not change for the six months ended June 30, 1996 as compared to the corresponding period in 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


August 5, 1996                     /s/ Cynthia O. Azzara
- --------------                     ------------------------
Date                                    Cynthia O. Azzara
                                        Principal Financial
                                          and Accounting Officer