Form 10-Q
period 1996-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1996-11-04
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1996
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

     As of September 30, 1996, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                           PAGE
                                                           ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited)
            and December 31, 1995....................       3

          Statements of Operations - for the three and
            nine months ended September 30, 1996 and
            1995 (unaudited).........................       4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1996 (unaudited).........................       5

          Statements of Cash Flows - for the nine
            months ended September 30, 1996 and 1995
            (unaudited)..............................       6

          Notes to Financial Statements..............       7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................      11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........      13

Signature............................................      14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                             September 30,     December 31,
                                                 1996              1995
                                             -------------     ------------
                                             (Unaudited)

                                     ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated insured mortgages             $ 14,295,878      $ 14,533,066
    Acquired insured mortgages                  9,005,980         9,056,545
                                             ------------      ------------
                                               23,301,858        23,589,611

Investment in FHA-Insured Certificates,
  at fair value:
    Acquired insured mortgages                 14,052,401        14,774,772

Cash and cash equivalents                         598,813           673,733

Receivables and other assets                      360,642           377,323
                                             ------------      ------------
     Total assets                            $ 38,313,714      $ 39,415,439
                                             ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                        $    720,916      $    823,903

Accounts payable and accrued expenses              70,575            98,292
                                             ------------      ------------
     Total liabilities                            791,491           922,195
                                             ------------      ------------
Partners' equity:
  Limited partners' equity                     39,748,966        40,059,771
  General partner's deficit                    (4,931,684)       (4,922,401)
  Unrealized gains on investment
    in FHA-Insured Certificates                 2,704,941         3,355,874
                                             ------------      ------------
     Total partners' equity                    37,522,223        38,493,244
                                             ------------      ------------
     Total liabilities and partners'
       equity                                $ 38,313,714      $ 39,415,439
                                             ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                   AMERICAN INSURED MORTGAGE INVESTORS

                                          STATEMENTS OF OPERATIONS

                                                   (Unaudited)

                                          For the three months ended           For the nine months ended
                                                 September 30,                        September 30,
                                          ----------------------------         ----------------------------
                                              1996            1995                 1996            1995
                                          ------------    ------------         ------------    ------------
Income:
  Mortgage investment income              $    833,902    $    886,843         $  2,581,356    $  2,692,925
  Interest and other income                      7,546           8,259               24,543          28,982
                                          ------------    ------------         ------------    ------------
                                               841,448         895,102            2,605,899       2,721,907
                                          ------------    ------------         ------------    ------------
Expenses:
  Asset management fee to
    related parties                             85,773          85,773              257,319         257,319
  General and administrative                    33,698          59,888              153,483         189,879
                                          ------------    ------------         ------------    ------------
                                               119,471         145,661              410,802         447,198
                                          ------------    ------------         ------------    ------------
     Earnings before loss on
       mortgage modification                   721,977         749,441            2,195,097       2,274,709

Loss on mortgage modification                       --              --             (146,464)             --
                                          ------------    ------------         ------------    ------------
     Net earnings                         $    721,977    $    749,441         $  2,048,633    $  2,274,709
                                          ============    ============         ============    ============

Net earnings allocated to:
  Limited partners - 97.1%                $    701,040    $    727,707         $  1,989,223    $  2,208,742
  General partner -   2.9%                      20,937          21,734               59,410          65,967
                                          ------------    ------------         ------------    ------------
                                          $    721,977    $    749,441         $  2,048,633    $  2,274,709
                                          ============    ============         ============    ============
Net earnings per Unit of limited
  partnership interest                    $       0.07    $       0.07         $       0.20    $       0.22
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                       AMERICAN INSURED MORTGAGE INVESTORS

                                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  For the nine months ended September 30, 1996

                                                             (Unaudited)

                                                                                       Unrealized
                                                                                        Gains on
                                                                                      Investment in
                                                   General           Limited           FHA-Insured
                                                   Partner           Partners          Certificates            Total
                                                ------------       ------------       --------------       -------------

Balance, December 31, 1995                      $ (4,922,401)      $ 40,059,771       $    3,355,874       $  38,493,244

  Net earnings                                        59,410          1,989,223                   --           2,048,633

  Distributions paid or accrued of
    $0.23 per Unit                                   (68,693)        (2,300,028)                  --          (2,368,721)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                          --                 --             (650,933)           (650,933)
                                                ------------       -------------       -------------       -------------
Balance, September 30, 1996                     $ (4,931,684)      $  39,748,966       $   2,704,941       $  37,522,223
                                                ============       =============       =============       =============

Limited Partnership Units
  outstanding - September 30,
  1996                                                                10,000,125
                                                                   =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                              STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                              For the nine months ended
                                                                     September 30,
                                                               1996              1995
                                                           ------------      ------------
Cash flows from operating activities:
 Net earnings                                              $  2,048,633      $  2,274,709
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Loss on modification of insured mortgage                      146,464                --
  Changes in assets and liabilities:
    Decrease (increase) in receivables and
      other assets                                               16,681            (1,366)
    Decrease in accounts payable and
      accrued expenses                                          (27,717)           (8,970)
                                                           ------------      ------------
  Net cash provided by operating
    activities                                                2,184,061         2,264,373
                                                           ------------      ------------
Cash flows from investing activities:
 Proceeds from modification of
  insured mortgage                                               35,748                --
 Receipt of mortgage principal from
  scheduled payments                                            176,979           152,558
                                                           ------------      ------------
  Net cash provided by investing
    activities                                                  212,727           152,558
                                                           ------------      ------------
Cash flows from financing activities:
 Distributions paid to partners                              (2,471,708)       (2,471,709)
                                                           ------------      ------------

  Net cash used in financing activities                      (2,471,708)       (2,471,709)
                                                           ------------      ------------
  Net decrease in cash and cash
    equivalents                                                 (74,920)          (54,778)

Cash and cash equivalents, beginning
  of period                                                     673,733           722,986
                                                           ------------      ------------
Cash and cash equivalents, end of
  period                                                   $    598,813      $    668,208
                                                           ============      ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                    NOTES TO FINANCIALSTATEMENTS

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995.

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

3.   INVESTMENT IN FHA-INSURED LOANS

     As of September 30, 1996 and December 31, 1995, the Partnership's

                                          AMERICAN INSURED MORTGAGE INVESTORS

                                               NOTES TO FINANCIALSTATEMENTS

                                                          (Unaudited)

3.   INVESTMENT IN FHA-INSURED LOANS - Continued

investment in FHA-Insured Loans consisted of four acquired insured mortgages and two originated insured mortgages.
As of September 30, 1996 and December 31, 1995, these investments had an aggregate amortized cost of $23,301,858 and $23,589,611, respectively, face value of $26,401,133 and $26,573,553, respectively, and fair value of $26,764,293 and $27,625,663, respectively. All of the FHA-Insured Loans are current with respect to payment of principal and interest as of October 31, 1996.

     In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.5% (with no lockout provision) to 7.75%, (which includes a lockout provision and prepayment penalty). In connection with this modification, the Partnership received proceeds of $35,748 and recognized a loss of $146,464 on the accompanying statements of operations for the nine months ended September 30, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.

     In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the nine months ended September 30, 1996 and 1995, the Partnership received $12,158 and $28,524, respectively, from the Participations. During the three months ended September 30, 1996 and 1995 the Partnership received no additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     As of September 30, 1996 and December 31, 1995, the Partnership's investment in FHA-Insured Certificates consisted of nine acquired insured mortgages with an aggregate amortized cost of $11,347,460 and $11,418,898, respectively, face value of $13,889,789 and $14,023,399, respectively, and fair value of $14,052,401 and $14,774,772, respectively. All of the FHA-Insured Certificates are current with respect to payment of principal and interest as of October 31, 1996.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1996 and 1995 are as follows:


Quarter Ended                        1996           1995
-------------                      --------       --------
March 31,                          $   0.08       $   0.08
June 30,                               0.08           0.08
September 30,                          0.07           0.08
                                   --------       --------
     Total                         $   0.23       $   0.24
                                   ========       ========

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                    NOTES TO FINANCIALSTATEMENTS

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and nine months ended September 30, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

                                          AMERICAN INSURED MORTGAGE INVESTORS

                                              NOTES TO FINANCIAL STATEMENTS

                                                       (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                   For the three months          For the nine months
                               Capacity in Which                   ended September 30,           ended September 30,
Name of Recipient                 Served/Item                       1996           1995           1996           1995
-----------------         ----------------------------            --------       --------       --------       --------
CRIIMI, Inc.(1)           General Partner/Distribution            $ 20,907       $ 23,893       $ 68,693       $ 71,679

AIM Acquisition           Advisor/Asset Management Fee              85,773         85,773        257,319        257,319
  Partners, L.P.(2)

CRI(3)                    Affiliate of General Partner/
                            Expense Reimbursement                        --         4,455             --         37,365

CRIIMI MAE Management,    Affiliate of General Partner/               5,912         6,449          38,741         6,449
  Inc. (3)                  Expense Reimbursement

     (1)  The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's Adjusted
Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

     (2)  The Advisor, pursuant to the Partnership Agreement, effective July 12, 1983, is entitled to an Asset Management Fee equal to .95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of .28% of Total Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership,
the Sub-advisor, earned a fee equal to $25,278 and $75,834, for the three and nine months ended September 30, 1996, respectively, and $25,287 for the three and nine months ended September 30, 1995.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $50,556.

     (3)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which
CRIIMI MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction
------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     As of September 30, 1996, the Partnership had invested in 15 insured mortgages, with an aggregate amortized cost of approximately $35 million, face value of approximately $40 million and fair value of approximately $41 million.

     All of the Partnership's mortgage investments are current with respect to payment of principal and interest as of October 31, 1996.

Results of Operations
---------------------
     Net earnings decreased for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease in net earnings for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, was primarily due to the loss on the mortgage modification of Creekside Village, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, primarily as a result of the modification on the Creekside Village mortgage, along with the reduction in interest received from Participations and the reduction in the mortgage base due to normal amortization.

     Interest and other income did not change significantly for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

     Asset management fees did not change for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

     General and administrative expenses decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995. The decrease is primarily due to the overaccrual of certain expenses in 1995. Since there were no mortgage dispositions or modifications in 1995 and only one mortgage modification in 1996, overall general and administrative expenses have decreased.

     In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.5% (with no lockout provision) to 7.75%, (which includes a lockout provision and prepayment penalty). In connection with this modification, the Partnership received proceeds of $35,748 and recognized a loss of $146,464 on the accompanying statements of operations for the nine months ended September 30, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage. The Partnership did not dispose of or modify any mortgage investments during the three and nine months ended September 30, 1995.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


on short-term investments and proceeds from mortgage modifications, were sufficient for the nine months ended September 30, 1996 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, primarily due to a decrease in mortgage investment income, as previously discussed.

     Net cash provided by investing activities increased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995 primarily due to certain fees received in connection with the modification of the mortgage on Creekside Village, as discussed above.

     Net cash used in financing activities did not change for the nine months ended September 30, 1996, as compared to the corresponding period in 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


                                   /s/ Cynthia O. Azzara
--------------                     ------------------------
Date                               Cynthia O. Azzara
                                   Principal Financial
                                     and Accounting Officer