Form 10-K
period 1996-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1997-03-31
CIK 724533

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of February 27, 1997, 10,000,000 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $33,709,770.

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    6
Item 6.   Selected Financial Data . . . . . . . . . . .    8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary Data .   14
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   14

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   14
Item 11.  Executive Compensation  . . . . . . . . . . .   15
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   15
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .   15

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   17

Signatures  . . . . . . . . . . . . . . . . . . . . . .   20

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 6 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see
Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1996.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, Inc., managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT), an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that CRIIMI MAE, one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
      The Units are traded on the American Stock Exchange (AMEX) with a trading symbol of "AIA". The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1996 and 1995 were as follows:

                                                            Amount of
                                      1996                Distribution
  Quarter Ended                High          Low            Per Unit
-------------------           -------      -------        ------------
 March 31,                    $3 9/16      $3 3/16        $    0.08
 June 30,                      3 7/16       3 1/8              0.08
 September 30,                 3 7/16       3 1/8              0.07
 December 31,                  3 7/16       3 1/8              0.07
                                                          ---------
                                                          $    0.30
                                                          =========


                                                            Amount of
                                      1995                Distribution
  Quarter Ended                High          Low            Per Unit
-------------------           -------      -------         -----------
 March 31,                    $3 5/8       $3 1/4          $   0.08
 June 30,                      3 3/4        2 11/16            0.08
 September 30,                 3 9/16       3 1/4              0.08
 December 31,                  3 5/8        3 3/16             0.08
                                                          ---------
                                                           $   0.32
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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS
               - Continued

                                          Approximate Number
                                         of Unitholders as of
     Title of Class                        December 31, 1996
---------------------------             ----------------------

Depositary Units of Limited
 Partnership Interest                            8,300

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                                            For the years ended December 31,
                                                       1996             1995            1994           1993            1992
                                                   ------------     ------------    ------------   ------------    ------------
Income                                                 $  3,445        $   3,626       $   3,736       $  4,487        $  4,747

Net gains (loss) from
  mortgage modifications/dispositions                      (146)              --             196            762             (21)

Net earnings                                              2,758            3,041           3,280          4,528           3,867

Composition of distributions
  per Limited Partnership
  Unit(1)(2):
    Earnings                                           $   0.27          $  0.30        $   0.32       $  0.440        $   0.38
    Return of capital                                      0.03             0.02            0.81          0.205            1.44
                                                       --------         --------        --------       --------        --------
       Total                                           $   0.30         $   0.32        $   1.13       $  0.645        $   1.82
                                                       ========         ========        ========       ========        ========

                                                                                  As of December 31,
                                                                                  ------------------
                                                         1996             1995            1994           1993            1992
                                                       --------         --------        --------       --------        --------

Total assets                                           $ 38,385         $ 39,415        $ 38,161       $ 47,630        $ 46,971


Partners' equity                                         37,590           38,493          37,241         43,749          45,864


(1)  Calculated based upon the weighted average number of Limited Partnership Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1996, 1995, 1994, 1993 and
     1992 which were paid subsequent to each year end.  See Notes 4 and 7 of the Notes to Financial Statements contained in Item 8.
     "Financial Statements and Supplementary Data."

     The selected statements of operations data presented above for the years ended December 31, 1996, 1995 and 1994 and the balance sheet data as of December 31, 1996 and 1995, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
-------
     American Insured Mortgage Investors (the Partnership) was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. During the period from March 1, 1984 (the initial closing date of the Partnership's public offering) through December 31, 1984, the Partnership, pursuant to its public offering of 10,000,000 depositary units of limited partnership interest (Units), raised a total of $200,000,000 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 2.9%. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).
Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which effect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement(the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, Inc. managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Investment in FHA-Insured Loans
--------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1996 and 1995:

                                            December 31,
                                         1996          1995
                                     ------------  ------------
Number of
  Acquired Insured Mortgages                    4             4
  Originated Insured Mortgages                  2             2
Amortized Cost                       $ 23,262,738  $ 23,589,611
Face Value                             26,338,828    26,573,553
Fair Value                             26,801,846    27,625,663


     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 1, 1997. In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1996, 1995 and 1994, the Partnership received $12,158, $39,465 and $13,010, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

Investment in FHA-Insured Certificates
--------------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1996 and 1995:

                                            December 31,
                                         1996          1995
                                     ------------  ------------
Number of mortgages                             9             9
Amortized Cost                       $ 11,321,727  $ 11,418,898
Face Value                             13,843,564    14,023,399
Fair Value                             14,105,760    14,774,772


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of March 1, 1997.

Results of Operations
---------------------

1996 versus 1995
----------------
     Net earnings decreased for 1996 as compared to 1995 primarily due to the mortgage modification of Creekside Village, as discussed below. No mortgages were disposed of or modified during 1995. Partially offsetting the reduction in

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


income was a decrease in general and administrative expenses, as discussed below.

     Interest and other income did not significantly change for 1996 as compared to 1995.

     Asset management fees remained unchanged for 1996 as compared to 1995.

     General and administrative expenses decreased for 1996 as compared to 1995. The decrease is primarily due to a reduction in investor relations expenses resulting from a decrease in the number of registered unitholders.

     In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.5% (with no lockout provision) to 7.75%, (which includes a lockout provision and prepayment penalty). In connection with this modification, the Partnership recognized a loss of $146,464 on the accompanying statements of operations for the year ended December 31, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.

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

     General and administrative expenses decreased for 1995 as compared to 1994 due a reduction in investor services expenses and annual and quarterly reporting expenses resulting from a reduction of the number of Unitholders. In addition, there was a decrease in non-recurring expenses incurred in 1994.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the year ended December 31, 1996 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

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

Cash Flow - 1996 versus 1995
----------------------------
     Net cash provided by operating activities decreased for 1996 as compared to 1995 primarily due to a reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities increased for 1996 as compared to 1995 primarily due to receipt of mortgage principal from scheduled payments increased as a result of the modification of the mortgage on Creekside Village, as discussed above, and due to the normal amortization of the mortgage base.

     Net cash used in financing activities decreased for 1996 as compared to 1995 primarily due to the decrease in the third quarter 1996 distribution as a result of the modification of the mortgage on Creekside Village, as discussed above.

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

     Net cash provided by investing activities decreased for 1995 as compared to 1994 as a result to the receipt in February 1994 of net proceeds of approximately $8.1 million from the prepayment of the mortgage on Hidden Oaks Apartments.

     Net cash used in financing activities decreased for 1995 as compared to 1994 primarily due to the first and second quarter 1994 special distributions paid to the Unitholders, resulting from the prepayment of the mortgage on Hidden Oaks Apartments and from the proceeds received in 1993 from the sale of the defaulted mortgages on Chapelgate Apartments and Cumberland Village.

                                     PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 21 through 39.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b), (c) and (e)

     The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a Partnership interest of 2.9%. The affairs of the Partnership are generally managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI, Inc. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, such advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partner L.P., (The Advisor) serves as the advisor to the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1996.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 4 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of December 31, 1996, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1996, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

     (b)  Certain business relationships.

          Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the General Partner of the Partnership are officers, directors or equity owners.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:

                                                                       Page
Description                                                           Number
-----------                                                       --------------

Balance Sheets as of December 31, 1996
  and 1995                                                            23

Statements of Operations for the years
  ended December 31, 1996, 1995 and 1994                              24

Statements of Changes in Partners' Equity
  for the years ended December 31, 1996,
  1995 and 1994                                                       25

Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                              26

Notes to Financial Statements                                         27

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

                                    AMERICAN INSURED MORTGAGE
                                      INVESTORS (Registrant)

                                    By:  CRIIMI, Inc.
                                         General Partner


March 18, 1997                       /s/ William B. Dockser
---------------------------         ----------------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer



March 18, 1997                      /s/ H. William Willoughby
---------------------------         ----------------------------
DATE                                H. William Willoughby
                                    President and Director



March 18, 1997                      /s/ Cynthia O. Azzara
---------------------------         ----------------------------
DATE                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer



March 18, 1997                      /s/ Garrett G. Carlson, Sr.
---------------------------         ----------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director


March 18, 1997                      /s/ Larry H. Dale
---------------------------         ----------------------------
DATE                                Larry H. Dale
                                    Director


March 18, 1996                      /s/ G. Richard Dunnells
---------------------------         ----------------------------
DATE                                G. Richard Dunnells
                                    Director


March 18, 1997                      /s/ Robert F. Tardio
---------------------------         ----------------------------
DATE                                Robert F. Tardio
                                    Director

                       AMERICAN INSURED MORTGAGE INVESTORS

              Financial Statements as of December 31, 1996 and 1995

            and for the Years Ended December 31, 1996, 1995 and 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1996 and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, DC
March 18, 1997

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                  December 31,     December 31,
                                                      1996             1995
                                                  ------------     ------------
ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated insured mortgages                  $ 14,274,528     $ 14,533,066
    Acquired insured mortgages                       8,988,210        9,056,545
                                                  ------------     ------------
                                                    23,262,738       23,589,611

Investment in FHA-Insured Certificates,
  at fair value                                     14,105,760       14,774,772

Cash and cash equivalents                              656,051          673,733

Receivables and other assets                           360,640          377,323
                                                  ------------     ------------
     Total assets                                 $ 38,385,189     $ 39,415,439
                                                  ============     ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                             $    720,916     $    823,903

Accounts payable and accrued expenses                   74,473           98,292
                                                  ------------     ------------
     Total liabilities                                 795,389          922,195
                                                  ------------     ------------
Partners' equity:
  Limited partners' equity                          39,737,785       40,059,771
  General partner's deficit                         (4,932,018)      (4,922,401)
  Unrealized gains on investment
    in FHA-Insured Certificates                      2,784,033        3,355,874
                                                  ------------     ------------
     Total partners' equity                         37,589,800       38,493,244
                                                  ------------     ------------
     Total liabilities and partners'
       equity                                     $ 38,385,189     $ 39,415,439
                                                  ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.


                                           AMERICAN INSURED MORTGAGE INVESTORS

                                                STATEMENTS OF OPERATIONS

                                                                      For the years ended December 31,
                                                                   1996              1995             1994
                                                               ------------      ------------     ------------
Income:
  Mortgage investment income                                   $  3,413,739      $  3,589,374     $  3,639,376
  Interest and other income                                          31,263            37,115           96,513
                                                               ------------      ------------     ------------
                                                                  3,445,002         3,626,489        3,735,889
                                                               ------------      ------------     ------------
Expenses:
  Asset management fee to related parties                           343,092           343,092          355,880
  General and administrative                                        197,413           242,209          295,360
                                                               ------------      ------------     ------------
                                                                    540,505           585,301          651,240
                                                               ------------      ------------     ------------
Earnings before mortgage modification/disposition                 2,904,497         3,041,188        3,084,649

(Loss) gain on mortgage modification/disposition                   (146,464)               --          195,820
                                                               ------------      ------------     ------------
     Net earnings                                              $  2,758,033      $  3,041,188     $  3,280,469
                                                               ============      ============     ============
Net earnings allocated to:
  Limited partners - 97.1%                                     $  2,678,050      $  2,952,994     $  3,185,335
  General partner -  2.9%                                            79,983            88,194           95,134
                                                               ------------      ------------     ------------
                                                               $  2,758,033      $  3,041,188     $  3,280,469
                                                               ============      ============     ============
Net earnings per Unit of limited
  partnership interest                                         $        .27      $        .30     $        .32
                                                               ============      ============     ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                   AMERICAN INSURED MORTGAGE INVESTORS


                                STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                         For the years ended December 31, 1996, 1995 and 1994



                                                                              Unrealized
                                                                               Gains on
                                                                              Investment
                                            General            Limited        in Insured
                                            Partner            Partners        Mortgages           Total
                                          ------------       ------------     ------------      -------------

Balance, January 1, 1994                  $ (4,672,666)      $ 48,421,623     $         --      $  43,748,957

  Net earnings                                  95,134          3,185,335               --          3,280,469

  Distributions paid or accrued of
    $1.13 per Unit, including
    return of capital of $0.81
    per Unit                                  (337,491)       (11,300,141)              --        (11,637,632)

  Unrealized gains
    on investment in FHA-insured
    certificates                                    --                 --        1,848,753          1,848,753
                                          ------------       ------------      -----------      -------------
Balance, December 31, 1994                  (4,915,023)        40,306,817        1,848,753         37,240,547

  Net earnings                                  88,194          2,952,994               --          3,041,188

  Distributions paid or accrued of
    $0.32 per Unit, including
    return of capital of $0.02 per
    Unit                                       (95,572)        (3,200,040)              --         (3,295,612)

  Unrealized gains
    on investment in FHA-insured
    certificates                                    --                 --        1,507,121          1,507,121
                                          ------------       ------------     ------------      -------------
Balance, December 31, 1995                  (4,922,401)        40,059,771        3,355,874         38,493,244

  Net earnings                                  79,983          2,678,050               --          2,758,033

  Distributions paid or accrued of
    $0.30 per Unit, including
    return of capital of $0.03 per
    Unit                                       (89,600)        (3,000,036)              --         (3,089,636)

  Reduction in unrealized gains
    on investment in FHA-insured
    certificates                                    --                 --         (571,841)          (571,841)
                                          ------------       ------------     ------------      -------------
Balance, December 31, 1996                $ (4,932,018)      $ 39,737,785     $  2,784,033      $  37,589,800
                                          ============       ============     ============      =============
Limited Partnership Units
  outstanding - December 31,
  1996, 1995 and 1994                                           10,000,125
                                                             =============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                           AMERICAN INSURED MORTGAGE INVESTORS

                                                STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                          1996            1995          1994
                                                                      ------------    ------------  ------------
Cash flows from operating activities:
  Net earnings                                                        $  2,758,033    $  3,041,188  $  3,280,469
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Loss (gain) on mortgage modification/disposition                       146,464              --      (195,820)
    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets                   16,683          (2,676)      134,779
      (Decrease) increase in accounts payable and
        accrued expenses                                                   (23,819)          1,809        25,671
                                                                      ------------    ------------  ------------
        Net cash provided by operating activities                        2,897,361       3,040,321     3,245,099
                                                                      ------------    ------------  ------------
Cash flows from investing activities:
  Proceeds from disposition of insured mortgages                                --              --     8,137,327
  Receipt of mortgage principal from scheduled payments                    277,580         206,038       186,145
                                                                      ------------    ------------  ------------
        Net cash provided by investing activities                          277,580         206,038     8,323,472
                                                                      ------------    ------------  ------------
Cash flows from financing activities:
  Distributions paid to partners                                        (3,192,623)     (3,295,612)  (14,624,281)
                                                                      ------------    ------------  ------------
Net decrease in cash and cash equivalents                                  (17,682)        (49,253)   (3,055,710)

Cash and cash equivalents, beginning of year                               673,733         722,986     3,778,696
                                                                      ------------    ------------  ------------
Cash and cash equivalents, end of year                                $    656,051    $    673,733  $    722,986
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

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 2.9%. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).
Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI, Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

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

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, Inc., managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

          As of December 31, 1996, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 25 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 12 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.
     As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

          In connection with this classification, as of December 31, 1996 and 1995, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as Available for Sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as Available for Sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Originated Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Originated Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Originated Insured Mortgage and the loss of 30 days accrued interest.

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

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1994 have been reclassified to conform with the 1995 and 1996 presentation.

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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued



                                            As of December 31, 1996             As of December 31, 1995
                                             Amortized         Fair              Amortized          Fair
                                               Cost            Value                Cost            Value
                                           ------------     ------------       ------------     ------------

Investment in FHA-Insured
  Certificates                             $ 11,321,727     $ 14,105,760       $ 11,418,898     $ 14,774,772
                                           ============     ============       ============     ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages             $ 14,274,528     $ 14,936,979       $ 14,533,066     $ 15,196,453
  Acquired Insured Mortgage                   8,988,210       11,864,867          9,056,545       12,429,210
                                           ------------     ------------       ------------     ------------
                                           $ 23,262,738     $ 26,801,846       $ 23,589,611     $ 27,625,663
                                           ============     ============       ============     ============

Cash and cash equivalents                  $    656,051     $    656,051       $    673,733     $    673,733

Accrued interest receivable                $    277,289     $    277,289       $    295,018     $    295,018



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

4.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1996, 1995 and 1994 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner and certain affiliated entities have, during the years ended December 31, 1996, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                   Capacity in Which                     For the year ended December 31,
Name of Recipient                     Served/Item                     1996            1995          1994
-----------------            ----------------------------           --------        --------      --------
CRIIMI, Inc.                 General Partner/Distribution           $  89,600      $  95,572     $ 337,491(3)

AIM Acquisition              Advisor/Asset Management Fee             343,092        343,092       355,880
  Partners, L.P.(1)

CRI(2)                       Affiliate of General Partner/                 --         37,365        79,972
                               Expense Reimbursement

CRIIMI MAE                   Affiliate of General Partner/             39,974         16,862            --
  Management, Inc. (2)         Expense Reimbursement


     (1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to .95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-
advisor) is entitled to a fee equal to .28% of Total Invested Assets.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $50,556, and $104,880 for the six months ended June 30, 1995 and for the year ended
December 31, 1994, respectively.  As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now
serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to
$101,112 and $50,566 for the year ended December 31, 1996 and for the six months ended December 31, 1995, respectively.  No fees were earned by CRIIMI MAE Services Limited Partnership during the year ended December 31, 1994.

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

     (3)  This amount includes a special distribution as discussed in Note 7.


5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1996 and 1995:

                                              December 31,
                                          1996           1995
                                      ------------   ------------
Number of
  Acquired Insured Mortgages                     4              4
  Originated Insured Mortgages                   2              2
Amortized Cost                        $ 23,262,738   $ 23,589,611
Face Value                              26,338,828     26,573,553
Fair Value                              26,801,846     27,625,663

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED LOANS - Continued


     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 1, 1997. In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1996, 1995 and 1994, the Partnership received $12,158, $39,465 and $13,010, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

6.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1996 and 1995:

                                             December 31,
                                         1996          1995
                                     ------------  ------------
Number of mortgages                             9             9
Amortized Cost                       $ 11,321,727  $ 11,418,898
Face Value                             13,843,564    14,023,399
Fair Value                             14,105,760    14,774,772


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of March 1, 1997.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1996, 1995 and 1994 are as follows:

Quarter Ended            1996         1995         1994
-------------          --------     --------     --------

March 31,              $   0.08     $   0.08     $   0.89(1)
June 30,                   0.08         0.08         0.08
September 30,              0.07         0.08         0.08
December 31,               0.07         0.08         0.08
                       --------     --------     --------
                       $   0.30     $   0.32     $   1.13
                       ========     ========     ========

(1) This includes a special distribution of $0.81 per Unit comprised of: (i) $0.80 per Unit return of capital and capital gain from the disposition of the Insured mortgage on Hidden Oaks Apartments and (ii) $0.01 per Unit of previously accrued but undistributed interest received from the Insured mortgage on Creekside Village.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

distributions paid to the Unitholders will vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

8.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 10,000,000 Units were issued for an aggregate capital contribution of $200,000,000. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996, 1995 and 1994:

     (In Thousands, Except Per Unit Data)

                                                                1996
                                                           Quarter ended
                                        March 31      June 30     September 30    December 31
                                       ----------   ----------    ------------    -----------
Income                                 $      906   $      859    $        841    $       839
Net earnings                                  754          572             722            710
Loss on mortgage modification                  --         (146)             --             --
Net earnings per Limited
  Partnership Unit                           0.07         0.06            0.07           0.07


                                                               1995
                                                          Quarter ended
                                        March 31      June 30     September 30    December 31
                                       ----------   ----------    ------------    -----------
Income                                 $      927   $      900    $        895    $       904
Net earnings                                  758          767             749            767
Net earnings per Limited
  Partnership Unit                           0.07         0.08            0.07           0.08



                                                                1994
                                                           Quarter ended
                                        March 31      June 30     September 30    December 31
                                       ----------   ----------    ------------    -----------
Income                                 $      996   $      937    $        901    $       902
Gain (loss) on mortgage
  dispositions                                236           --              --            (40)
Net earnings                                1,054          779             733            714
Net earnings per Limited
  Partnership Unit                           0.10         0.08            0.07           0.07


                                       AMERICAN INSURED MORTGAGE INVESTORS
                                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              DECEMBER 31, 1996

                                                                  Interest          Face             Net         Annual Payment
                                            Maturity      Put     Rate on        Amount of     Carrying Value    (Principal and
Development Name/Location                     Date      Date(1)  Mortgage(5)     Mortgage      (3)(7)(9)(10)     Interest)(5)(8)
-------------------------                   --------    ------- ------------   ------------  -----------------   ---------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Eastdale Apts.
 Montgomery, AL                                 3/23      10/01         7.5%  $   6,695,433      $   5,108,643   $       592,406
North River Place
  Chillecothe, OH                              10/21      12/01         7.5%      3,141,077          2,400,867           279,509
Portervillage I Apts.
  Porterville, CA                               8/21       5/01         7.5%      1,161,634            951,052           103,733(4)
Town Park Apts.
  Rockingham, NC                               10/22      10/02         7.5%        646,046            527,648            56,755(4)
                                                                               ------------       ------------
  Total Investment in FHA-Insured Loans -
    Acquired Insured Mortgages                                                   11,644,190          8,988,210
                                                                               ------------       ------------
Originated Insured Mortgages
----------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Creekside Village
  Beaverton, OR                                11/25       1/01        7.75%      5,097,048          5,097,048           499,380
Waters Edge Apts.
  Columbus, OH                                  1/31       5/03        8.75%      9,597,590          9,177,480           885,419(6)
                                                                               ------------       ------------
  Total Investment in FHA-Insured Loans -
    Originated Insured Mortgages                                                 14,694,638         14,274,528
                                                                               ------------       ------------

  Total Investment in FHA-Insured Loans                                          26,338,828         23,262,738
                                                                               ------------       ------------
See notes to Schedule IV - Mortgage Loans on Real Estate.


                                     AMERICAN INSURED MORTGAGE INVESTORS
                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              DECEMBER 31, 1996

                                                                  Interest          Face             Net         Annual Payment
                                            Maturity      Put     Rate on        Amount of     Carrying Value    (Principal and
Development Name/Location                     Date      Date(1)  Mortgage(5)     Mortgage      (3)(7)(9)(10)     Interest)(5)(8)
-------------------------                   --------    ------- ------------   ------------   ----------------   ---------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured
  Certificates
  (carried at fair value)

Bay Pointe Apts.
  Lafayette, IN                                 2/23      10/02         7.5%      2,098,622(4)       2,138,328           185,272(4)
Baypoint Shoreline Apts.
  Duluth, MN                                    1/22      10/01         7.5%        991,971(4)       1,010,772            87,967(4)
Berryhill Apts.
  Grass Valley, CA                              1/21      11/02         7.5%      1,288,451(4)       1,313,009           115,899(4)
Brougham Estates II
  Kansas City, KS                              11/22       3/02         7.5%      2,632,011(4)       2,681,681           230,860(4)
College Green Apts.
  Wilmington, NC                                3/23       2/02         7.5%      1,413,373(4)       1,440,002           123,455(4)
Fox Run Apts.
  Dothan, AL                                   10/19      11/99         7.5%      1,265,562(4)       1,289,886           116,242(4)
Kaynorth Apts.
  Lansing, MI                                   4/23       9/02         7.5%      1,917,493(4)       1,953,606           167,318(4)
Lakeside Apts.
  Bennettsville, SC                             1/22       2/02         7.5%        398,098(4)         405,643            35,303(4)
Westbrook Apts.
  Kokomo, IN                                   11/22       9/02         7.5%      1,837,983(4)       1,872,833           163,177(4)
                                                                               ------------       ------------
  Total Investment in FHA-Insured Certificates                                   13,843,564         14,105,760
                                                                               ------------       ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                        $ 40,182,392       $ 37,368,498
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

(6) This represents the base interest rate during the permanent phase of these insured mortgage loans. Additional interest, (referred to as Participations) measured as a percentage of surplus cash and a percentage of the proceeds from sale or refinancing of the development (as defined in the Participation Agreements), will also be due. The Partnership received $12,158, $39,465 and $13,010 from the Participations for the years ended December 31, 1996, 1995 and 1994, respectively.

(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

(8) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

                       AMERICAN INSURED MORTGAGE INVESTORS

(9) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 1996 and 1995, is as follows:

                                       1996            1995
                                  ------------    ------------
Beginning balance                 $ 38,364,383    $ 37,063,300

  Loss on mortgage
    modification                      (146,464)             --
  Principal receipts on
    Insured Mortgages                 (277,580)       (206,038)
  (Decrease) increase in
    unrealized gains on
    investment in Insured
    Mortgages                         (571,841)      1,507,121
                                  ------------    ------------
Ending balance                    $ 37,368,498    $ 38,364,383
                                  ============    ============

(10) The tax basis of the Insured Mortgages was approximately $34.1 million and $34.6 million as of December 31, 1996 and 1995, respectively.