Form 10-Q
period 1997-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1997-05-12
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1997
                              --------------

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

     As of March 31, 1997, 10,000,000 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited)
            and December 31, 1996....................   3

          Statements of Operations - for the three
            months ended March 31, 1997 and 1996
            (unaudited)..............................   4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1997 (unaudited).........................   5

          Statements of Cash Flows - for the three
            months ended March 31, 1997 and 1996
            (unaudited)..............................   6

          Notes to Financial Statements..............   7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................  11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........  13

Signature............................................  14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                               March 31,        December 31,
                                                 1997               1996
                                             -------------      ------------
                                             (Unaudited)

                                     ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages               $  8,969,962       $  8,988,210
    Originated Insured Mortgages               14,252,726         14,274,528
                                             ------------       ------------
                                               23,222,688         23,262,738

Investment in FHA-Insured Certificates,
  at fair value                                13,690,684         14,105,760

Cash and cash equivalents                         750,704            656,051

Receivables and other assets                      379,820            360,640
                                             ------------       ------------
     Total assets                            $ 38,043,896       $ 38,385,189
                                             ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                        $    720,916       $    720,916

Accounts payable and accrued expenses              85,907             74,473
                                             ------------       ------------
     Total liabilities                            806,823            795,389
                                             ------------       ------------
Partners' equity:
  Limited partners' equity                     39,773,638         39,737,785
  General partner's deficit                    (4,930,948)        (4,932,018)
  Unrealized gains on investment
    in FHA-Insured Certificates                 2,394,383          2,784,033
                                             ------------       ------------
     Total partners' equity                    37,237,073         37,589,800
                                             ------------       ------------
     Total liabilities and partners'
       equity                                $ 38,043,896       $ 38,385,189
                                             ============       ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                    March 31,
                                               1997           1996
                                           ------------   ------------
Income:
  Mortgage investment income               $    893,029   $    896,294
  Interest and other income                       7,593          9,422
                                           ------------   ------------
                                                900,622        905,716
                                           ------------   ------------
Expenses:
  Asset management fee to related parties        85,773         85,773
  General and administrative                     57,010         65,477
                                           ------------   ------------
                                                142,783        151,250
                                           ------------   ------------
     Net earnings                          $    757,839   $    754,466
                                           ============   ============
Net earnings allocated to:
  Limited partners - 97.1%                 $    735,862   $    732,586
  General partner -   2.9%                       21,977         21,880
                                           ------------   ------------
                                           $    757,839   $    754,466
                                           ============   ============
Net earnings per Unit of limited
  partnership interest                     $       0.07   $       0.07
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          AMERICAN INSURED MORTGAGE INVESTORS

                                      STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                      For the three months ended March 31, 1997

                                                        (Unaudited)

                                                                                 Unrealized
                                                                                  Gains on
                                                                                Investment in
                                             General            Limited          FHA-Insured
                                             Partner            Partners         Certificates            Total
                                          ------------        ------------      --------------       -------------

Balance, December 31, 1996                $ (4,932,018)       $ 39,737,785       $   2,784,033       $  37,589,800

  Net earnings                                  21,977             735,862                  --             757,839

  Distributions paid or accrued of
    $0.07 per Unit                             (20,907)           (700,009)                 --            (720,916)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                    --                  --            (389,650)           (389,650)
                                          ------------        ------------       -------------       -------------
Balance, March 31, 1997                   $ (4,930,948)       $ 39,773,638       $   2,394,383       $  37,237,073
                                          ============        ============       =============       =============

Limited Partnership Units
  outstanding - March 31,
  1997                                                          10,000,125
                                                              ============



                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                 For the three months ended
                                                          March 31,
                                                    1997             1996
                                                ------------     ------------
Cash flows from operating activities:
 Net earnings                                   $    757,839     $    754,466
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Changes in assets and liabilities:
    Increase in receivables and
      other assets                                   (19,180)          (2,263)
    (Decrease) increase in accounts
      payable and accrued expenses                    11,434           (2,289)
                                                ------------     ------------
  Net cash provided by operating activities          750,093          749,914
                                                ------------     ------------
Cash flows from investing activities:
 Receipt of mortgage principal from
  scheduled payments                                  65,476           54,851
                                                ------------     ------------
  Net cash provided by investing activities           65,476           54,851
                                                ------------     ------------
Cash flows from financing activities:
 Distributions paid to partners                     (720,916)        (823,903)
                                                ------------     ------------
  Net cash used in financing activities             (720,916)        (823,903)
                                                ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                       94,653          (19,138)

Cash and cash equivalents, beginning
  of period                                          656,051          673,733
                                                ------------     ------------
Cash and cash equivalents, end of
  period                                        $    750,704     $    654,595
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

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates) and FHA-insured mortgage loans (FHA-Insured Loans, and together with FHA-Insured Certificates referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. There will be no impact to the earnings per Unit of limited partnership interest.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership does not anticipate an impact to its current disclosures.

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 1997 and December 31, 1996:

                                      March 31,     December 31,
                                        1997            1996
                                    ------------    ------------
Number of
  Acquired Insured Mortgages                   4               4
  Originated Insured Mortgages                 2               2
Amortized Cost                     $  23,222,688    $ 23,262,738
Face Value                            26,275,307      26,338,828
Fair Value                            26,352,014      26,801,846


          All of the FHA-Insured Loans are current with respect to payment of principal and interest as of May 1, 1997. In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1997 and 1996, the Partnership received $61,988 and $12,158, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of March 31, 1997 and December 31, 1996:

                                   March 31,      December 31,
                                     1997             1996
                                 ------------     ------------
Number of mortgages                         9                9
Amortized Cost                   $ 11,296,301     $ 11,321,727
Face Value                         13,795,732       13,843,564
Fair Value                         13,690,684       14,105,760


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of May 1, 1997, except for the mortgage on Portervillage I Apartments, which is delinquent with respect to the January and February 1997 payments. In May 1997, the General Partner instructed the servicer of this mortgage to file an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1997 and 1996 are as follows:


Quarter Ended                        1997           1996
-------------                      --------       --------
March 31,                          $   0.07       $   0.08
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three months ended March 31, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                  Capacity in Which             For the three months ended March 31,
Name of Recipient                    Served/Item                     1997              1996
-----------------           ----------------------------           --------          --------
CRIIMI, Inc.                General Partner/Distribution           $ 20,907          $ 21,880

AIM Acquisition             Advisor/Asset Management Fee             85,773            85,773
  Partners, L.P.(1)

CRIIMI MAE Management,      Affiliate of General Partner/             9,994             8,969
  Inc.                        Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective July 12, 1983, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the
Advisor, the Sub-advisor earned a fee equal to $25,278 and $25,278 for the three months ended March 31, 1997 and 1996, respectively.
The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of March 31, 1997, the Partnership had invested in 15 Insured Mortgage Investments, with an aggregate amortized cost of approximately $35 million, face value of approximately $40 million and fair value of approximately $40 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of May 1, 1997, except for the mortgage on Portervillage I Apartments, which is delinquent with respect to the January and February payments. In May 1997, the General Partner instructed the servicer of this mortgage to file an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1997. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
     Net earnings did not change significantly for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

     Mortgage investment income and interest and other income decreased slightly for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The decrease is due primarily to a reduction in mortgage investment income as a result of the normal amortization of the mortgages, partially offset by an increase in cash flow received from Participations.

     General and administrative expenses decreased for the three months ended March 31, 1997, as compared to the corresponding period in 1996. This decrease was due primarily to decreases in legal, payroll and payroll related expenses.

     The Partnership did not dispose of any mortgage investments during the three months ended March 31, 1997 and 1996.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 1997 to meet operating requirements.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Net cash provided by operating activities did not change significantly for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

     Net cash provided by investing activities increased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an increase in the receipt of mortgage principal from scheduled payments.

     Net cash used in financing activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to the decrease in the first quarter 1997 distribution.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


May 12,1997                        By:  /s/ Cynthia O. Azzara
-------------                      ------------------------
Date                                    Cynthia O. Azzara
                                        Principal Financial
                                          and Accounting Officer