Form 10-Q
period 1997-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1997-08-07
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1997
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

     As of June 30, 1997, 10,000,000 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited)
            and December 31, 1996....................   3

          Statements of Operations - for the three and
            six months ended June 30, 1997 and 1996
            (unaudited)..............................   4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1997 (unaudited).........................   5

          Statements of Cash Flows - for the six
            months ended June 30, 1997 and 1996
            (unaudited)..............................   6

          Notes to Financial Statements..............   7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................  11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........  13

Signature............................................  14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                June 30,       December 31,
                                                  1997             1996
                                             -------------     ------------
                                             (Unaudited)

                                     ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages               $  8,951,224      $  8,988,210
    Originated Insured Mortgages               14,230,460        14,274,528
                                             ------------      ------------
                                               23,181,684        23,262,738

Investment in FHA-Insured Certificates,
  at fair value                                13,763,831        14,105,760

Cash and cash equivalents                         822,347           656,051

Receivables and other assets                      346,378           360,640
                                             ------------      ------------
     Total assets                            $ 38,114,240      $ 38,385,189
                                             ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                        $    720,916      $    720,916

Accounts payable and accrued expenses              76,687            74,473
                                             ------------      ------------
     Total liabilities                            797,603           795,389
                                             ------------      ------------
Partners' equity:
  Limited partners' equity                     39,754,563        39,737,785
  General partner's deficit                    (4,931,518)       (4,932,018)
  Unrealized gains on investment
    in FHA-Insured Certificates                 2,493,592         2,784,033
                                             ------------      ------------
     Total partners' equity                    37,316,637        37,589,800
                                             ------------      ------------
     Total liabilities and partners'
       equity                                $ 38,114,240      $ 38,385,189
                                             ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                     AMERICAN INSURED MORTGAGE INVESTORS

                                          STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                              For the three months ended        For the six months ended
                                                        June 30,                         June 30,
                                            ----------------------------      ----------------------------
                                                1997            1996              1997            1996
                                            ------------    ------------      ------------    ------------
Income:
  Mortgage investment income                $    829,454    $    851,160      $  1,722,483    $  1,747,454
  Interest and other income                       10,500           7,575            18,093          16,997
                                            ------------    ------------      ------------    ------------
                                                 839,954         858,735         1,740,576       1,764,451
                                            ------------    ------------      ------------    ------------
Expenses:
  Asset management fee to
    related parties                               85,773          85,773           171,546         171,546
  General and administrative                      52,910          54,308           109,920         119,785
                                            ------------    ------------      ------------    ------------
                                                 138,683         140,081           281,466         291,331
                                            ------------    ------------      ------------    ------------
     Earnings before loss on
       mortgage modification                     701,271         718,654         1,459,110       1,473,120

Loss on mortgage modification                         --        (146,464)               --        (146,464)
                                            ------------    ------------      ------------    ------------
     Net earnings                           $    701,271    $    572,190      $  1,459,110    $  1,326,656
                                            ============    ============      ============    ============

Net earnings allocated to:
  Limited partners - 97.1%                  $    680,934    $    555,597      $  1,416,796    $  1,288,183
  General partner -   2.9%                        20,337          16,593            42,314          38,473
                                            ------------     -----------      ------------    ------------
                                            $    701,271    $    572,190      $  1,459,110    $  1,326,656
                                            ============    ============      ============    ============
Net earnings per Unit of limited
  partnership interest                      $       0.07    $       0.06      $       0.14    $       0.13
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        AMERICAN INSURED MORTGAGE INVESTORS

                                     STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                      For the six months ended June 30, 1997

                                                             (Unaudited)

                                                                                     Unrealized
                                                                                      Gains on
                                                                                    Investment in
                                                  General             Limited        FHA-Insured
                                                  Partner             Partners       Certificates           Total
                                               ------------         ------------    --------------      -------------

Balance, December 31, 1996                     $ (4,932,018)        $ 39,737,785    $    2,784,033      $  37,589,800

  Net earnings                                       42,314            1,416,796                --          1,459,110

  Distributions paid or accrued of
    $0.14 per Unit                                  (41,814)          (1,400,018)               --         (1,441,832)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                         --                   --          (290,441)          (290,441)
                                               ------------         ------------     -------------      -------------
Balance, June 30, 1997                         $ (4,931,518)        $ 39,754,563     $   2,493,592      $  37,316,637
                                               ============         ============     =============      =============

Limited Partnership Units
  outstanding - June 30,
  1997                                                                10,000,125
                                                                    ============



                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        AMERICAN INSURED MORTGAGE INVESTORS

                                             STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                             For the six months ended
                                                                      June 30,
                                                             1997              1996
                                                         ------------      ------------
Cash flows from operating activities:
 Net earnings                                            $  1,459,110      $  1,326,656
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Loss on modification of insured mortgage                         --           146,464
  Changes in assets and liabilities:
    Decrease in receivables and
      other assets                                             14,262             9,611
    Increase (decrease) in accounts
      payable and accrued expenses                              2,214            (3,958)
                                                         ------------      ------------
  Net cash provided by operating activities                 1,475,586         1,478,773
                                                         ------------      ------------
Cash flows from investing activities:
 Receipt of mortgage principal from
  scheduled payments                                          132,542           150,109
                                                         ------------      ------------
  Net cash provided by investing activities                   132,542           150,109
                                                         ------------      ------------
Cash flows from financing activities:
 Distributions paid to partners                            (1,441,832)       (1,647,806)
                                                         ------------      ------------
  Net cash used in financing activities                    (1,441,832)       (1,647,806)
                                                         ------------      ------------
Net increase (decrease) in cash and cash
    equivalents                                               166,296           (18,924)

Cash and cash equivalents, beginning
  of period                                                   656,051           673,733
                                                         ------------      ------------
Cash and cash equivalents, end of
  period                                                 $    822,347      $    654,809
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS




2.   BASIS OF PRESENTATION - Continued

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

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in either the statement of income or another statement of comprehensive income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective beginning January 1, 1998.

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 1997 and December 31, 1996:

                                         June 30,     December 31,
                                           1997           1996
                                      ------------    ------------
Number of
  Acquired Insured Mortgages                     4               4
  Originated Insured Mortgages                   2               2
Amortized Cost                        $ 23,181,684    $ 23,262,738
Face Value                              26,210,541      26,338,828
Fair Value                              26,195,338      26,801,846


     All of the FHA-Insured Loans are current with respect to payment of principal and interest as of August 1, 1997, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997. In May 1997, the servicer of this mortgage filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1997, the Partnership received $0 and $61,988, respectively, from the Participations. During the three and six months ended June 30, 1996, the Partnership received $0 and $12,158, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 1997 and December 31, 1996:

                                   June 30,       December 31,
                                     1997             1996
                                ------------      ------------
Number of mortgages                        9                 9
Amortized Cost                  $ 11,270,239      $ 11,321,727
Face Value                        13,747,729        13,843,564
Fair Value                        13,763,831        14,105,760


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of August 1, 1997.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1997 and 1996 are as follows:


Quarter Ended                        1997           1996
-------------                      --------       --------
March 31,                          $   0.07       $   0.08
June 30,                               0.07           0.08
                                   --------       --------
                                   $   0.14       $   0.16
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and six months ended June 30, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS




6.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                            For the three months      For the six months
                              Capacity in Which                ended June 30,            ended June 30,
Name of Recipient                Served/Item                 1997        1996          1997             1996
-----------------        ----------------------------      --------    --------      --------         --------
CRIIMI, Inc.             General Partner/Distribution      $ 20,907    $ 23,893      $ 41,814         $ 47,786

AIM Acquisition          Advisor/Asset Management Fee        85,773      85,773       171,546          171,546
  Partners, L.P.(1)

CRIIMI MAE Management,   Affiliate of General Partner/       13,286      23,860         23,280          32,829
  Inc.                     Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective July 12, 1983, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the
Advisor, the Sub-advisor earned a fee equal to $25,278 and $50,556 for the three and six months ended June 30, 1997, respectively, and a fee equal to $25,278 and $50,556 for the three and six months ended June 30, 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1997, the Partnership had invested in 15 Insured Mortgage Investments, with an aggregate amortized cost of approximately $34.5 million, face value of approximately $40.0 million and fair value of approximately $40.0 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of August 1, 1997, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997. In May 1997, the servicer of this mortgage filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
     Net earnings increased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996, primarily due to the loss recognized on the modification of the mortgage on Creekside Village in May 1996.

     Mortgage investment income decreased slightly for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996. The decrease is due primarily to a reduction in mortgage investment income as a result of the normal amortization of the mortgages, partially offset by an increase in cash flow received from Participations.

     General and administrative expenses decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996. This decrease was due primarily to decreases in legal and payroll related expenses.

     The Partnership did not dispose of any mortgage investments during the three and six months ended June 30, 1997 and 1996. In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.50% to 7.75%. In connection with this modification, the Partnership recognized a loss of $146,464 on the accompanying statements of operations for the three and six months ended June 30, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 1997 to meet operating requirements.

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

     Net cash provided by operating activities did not change significantly for the six months ended June 30, 1997, as compared to the corresponding period in 1996.

     Net cash provided by investing activities decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996 primarily due to the modification of the mortgage on Creekside Village, as discussed above. This decrease was offset by an increase in the receipt of mortgage principal from scheduled payments.

     Net cash used in financing activities decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996, primarily due to the decrease in the 1997 first and second quarters' distributions.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

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