Form 10-Q
period 1997-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1997-11-13
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1997
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

     As of September 30, 1997, 10,000,000 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited)
            and December 31, 1996....................   3

          Statements of Operations - for the three and
            nine months ended September 30, 1997 and 1996
            (unaudited)..............................   4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1997 (unaudited).........................   5

          Statements of Cash Flows - for the nine
            months ended September 30, 1997 and 1996
            (unaudited)..............................   6

          Notes to Financial Statements..............   7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................  11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...........  13

Signature............................................  14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                             September 30,     December 31,
                                                 1997              1996
                                             -------------     ------------
                                             (Unaudited)

                                     ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages               $  8,931,982      $  8,988,210
    Originated Insured Mortgages               14,207,724        14,274,528
                                             ------------      ------------
                                               23,139,706        23,262,738

Investment in FHA-Insured Certificates,
  at fair value                                13,715,227        14,105,760

Cash and cash equivalents                         841,412           656,051

Receivables and other assets                      370,421           360,640
                                             ------------      ------------
     Total assets                            $ 38,066,766      $ 38,385,189
                                             ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                        $    720,916      $    720,916

Accounts payable and accrued expenses              64,379            74,473
                                             ------------      ------------
     Total liabilities                            785,295           795,389
                                             ------------      ------------
Partners' equity:
  Limited partners' equity                     39,741,676        39,737,785
  General partner's deficit                    (4,931,903)       (4,932,018)
  Unrealized gains on investment
    in FHA-Insured Certificates                 2,471,698         2,784,033
                                             ------------      ------------
     Total partners' equity                    37,281,471        37,589,800
                                             ------------      ------------
     Total liabilities and partners'
       equity                                $ 38,066,766      $ 38,385,189
                                             ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          AMERICAN INSURED MORTGAGE INVESTORS

                                               STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                            For the three months ended        For the nine months ended
                                                    September 30,                     September 30,
                                            ----------------------------      ----------------------------
                                                1997            1996              1997            1996
                                            ------------    ------------      ------------    ------------
Income:
  Mortgage investment income                $    827,825    $    833,902      $  2,550,308    $  2,581,356
  Interest and other income                        8,263           7,546            26,356          24,543
                                            ------------    ------------      ------------    ------------
                                                 836,088         841,448         2,576,664       2,605,899
                                            ------------    ------------      ------------    ------------
Expenses:
  Asset management fee to
    related parties                               85,773          85,773           257,319         257,319
  General and administrative                      42,671          33,698           152,591         153,483
                                            ------------    ------------      ------------    ------------
                                                 128,444         119,471           409,910         410,802
                                            ------------    ------------      ------------    ------------
     Earnings before loss on
       mortgage modification                     707,644         721,977         2,166,754       2,195,097

Loss on mortgage modification                         --              --                --        (146,464)
                                            ------------    ------------      ------------    ------------
     Net earnings                           $    707,644    $    721,977      $  2,166,754    $  2,048,633
                                            ============    ============      ============    ============

Net earnings allocated to:
  Limited partners - 97.1%                  $    687,122    $    701,040      $  2,103,918    $  1,989,223
  General partner -   2.9%                        20,522          20,937            62,836          59,410
                                            ------------    ------------      ------------    ------------
                                            $    707,644    $    721,977      $  2,166,754    $  2,048,633
                                            ============    ============      ============    ============
Net earnings per Unit of limited
  partnership interest                      $       0.07    $       0.07      $       0.21    $       0.20
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                      AMERICAN INSURED MORTGAGE INVESTORS

                                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  For the nine months ended September 30, 1997

                                                   (Unaudited)

                                                                                     Unrealized
                                                                                      Gains on
                                                                                    Investment in
                                                  General             Limited        FHA-Insured
                                                  Partner             Partners       Certificates           Total
                                               ------------         ------------    --------------      -------------

Balance, December 31, 1996                     $ (4,932,018)        $ 39,737,785    $    2,784,033      $  37,589,800

  Net earnings                                       62,836            2,103,918                --          2,166,754

  Distributions paid or accrued of
    $0.21 per Unit                                  (62,721)          (2,100,027)               --         (2,162,748)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                         --                   --          (312,335)          (312,335)
                                               ------------         ------------     -------------      -------------
Balance, September 30, 1997                    $ (4,931,903)        $ 39,741,676     $   2,471,698      $  37,281,471
                                               ============         ============     =============      =============

Limited Partnership Units
  outstanding - September 30,
  1997                                                                10,000,125
                                                                    ============



                                   The accompanying notes are an integral part
                                              of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                   STATEMENTS OF CASH FLOWS

                                                           (Unaudited)

                                                           For the nine months ended
                                                                  September 30,
                                                             1997             1996
                                                         ------------     ------------
Cash flows from operating activities:
 Net earnings                                            $  2,166,754     $  2,048,633
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Loss on modification of insured mortgage                         --          146,464
  Changes in assets and liabilities:
    (Increase) decrease in receivables and
      other assets                                             (9,781)          16,681
    Decrease in accounts payable and
      accrued expenses                                        (10,094)         (27,717)
                                                         ------------     ------------
  Net cash provided by operating
    activities                                              2,146,879        2,184,061
                                                         ------------     ------------

Cash flows from investing activities:
 Receipt of mortgage principal from
  scheduled payments                                          201,230          212,727
                                                         ------------     ------------
  Net cash provided by investing
    activities                                                201,230          212,727
                                                         ------------     ------------

Cash flows from financing activities:
 Distributions paid to partners                            (2,162,748)      (2,471,708)
                                                         ------------     ------------

  Net cash used in financing activities                    (2,162,748)      (2,471,708)
                                                         ------------     ------------
Net increase (decrease) in cash and cash
    equivalents                                               185,361          (74,920)
                                                         ------------     ------------
Cash and cash equivalents, beginning
  of period                                                   656,051          673,733
                                                         ------------     ------------
Cash and cash equivalents, end of
  period                                                 $    841,412     $    598,813
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

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

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of September 30, 1997 and December 31, 1996:

                              September 30,  December 31,
                                  1997           1996
                              -------------  ------------
Number of
  Acquired Insured Mortgages              4             4
  Originated Insured Mortgages            2             2
Amortized Cost                 $ 23,139,706  $ 23,262,738
Face Value                       26,144,510    26,338,828
Fair Value                       25,485,513    26,801,846


     All of the FHA-Insured Loans are current with respect to payment of principal and interest as of November 4, 1997, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997.
In May 1997, the servicer of this mortgage filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1997, the Partnership received $0 and $61,988, respectively, from the Participations. During the three and nine months ended September 30, 1996, the Partnership received $0 and $12,158, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of September 30, 1997 and December 31, 1996:

                              September 30,  December 31,
                                   1997          1996
                              -------------  ------------
Number of mortgages                       9             9
Amortized Cost                 $ 11,243,528  $ 11,321,727
Face Value                       13,698,822    13,843,564
Fair Value                       13,715,227    14,105,760


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of November 1, 1997.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1997 and 1996 are as follows:


Quarter Ended                        1997           1996
-------------                      --------       --------
March 31,                          $   0.07       $   0.08
June 30,                               0.07           0.08
September 30,                          0.07           0.07
                                   --------       --------
                                   $   0.21       $   0.23
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and nine months ended September 30, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

                      AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                           For the three months      For the nine months
                              Capacity in Which            ended September 30,       ended September 30,
Name of Recipient                Served/Item                 1997       1996           1997        1996
-----------------        ----------------------------      --------   --------       --------    --------
CRIIMI, Inc.             General Partner/Distribution      $ 20,907   $ 20,907       $ 62,721    $ 68,693

AIM Acquisition          Advisor/Asset Management Fee        85,773     85,773        257,319     257,319
  Partners, L.P.(1)

CRIIMI MAE Management,   Affiliate of General Partner/        6,282      5,912         29,562      38,741
  Inc.                     Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective July 12, 1983, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-
advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the
Advisor, the Sub-advisor earned a fee equal to $25,278 and $75,834 for the three and nine months ended September 30, 1997, respectively, and a fee equal to $25,278 and $75,834 for the three and nine months ended September 30, 1996, respectively.  The Sub-
advisor is an affiliate of CRIIMI MAE.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     As of September 30, 1997, the Partnership had invested in 15 Insured Mortgage Investments, with an aggregate amortized cost of approximately $34.4 million, face value of approximately $39.8 million and fair value of approximately $39.2 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of November 4, 1997, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997.
In May 1997, the servicer of this mortgage filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

Results of Operations
---------------------
     Net earnings increased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to a decrease in losses in 1997. The Partnership recognized a loss on the modification of the mortgage on Creekside Village in May 1996. No losses were recognized in 1997. Net earnings did not change significantly for the three months ended September 30, 1997, as compared to the corresponding period in 1996.

     Mortgage investment income decreased slightly for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996. The decrease is due primarily to a reduction in mortgage investment income as a result of the normal amortization of the mortgages. The decrease for the nine months ended September 30, 1997, is partially offset by an increase in cash flow received from Participations.

     General and administrative expenses increased for the three months ended September 30, 1997, as compared to the corresponding period in 1996. This increase is due primarily to the adjustment and reallocation of annual expenses.

     The Partnership did not dispose of any mortgage investments during the three and nine months ended September 30, 1997 and 1996. In May 1996, the mortgage note on Creekside Village was amended to reduce the mortgage interest rate from 11.50% to 7.75%. In connection with this modification, the Partnership recognized a loss of $146,464 on the accompanying statements of operations for the three and nine months ended September 30, 1996, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

short-term investments, were sufficient for the nine months ended September 30, 1997 to meet operating requirements.

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

     Net cash provided by operating activities did not change significantly for the nine months ended September 30, 1997, as compared to the corresponding period in 1996.

     Net cash provided by investing activities decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996 primarily due to the modification of the mortgage on Creekside Village, as discussed above. This decrease was partially offset by an increase in the receipt of mortgage principal from scheduled payments.

     Net cash used in financing activities decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to the decrease in the first and second quarters' distributions during 1997 as compared to 1996.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

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