Form 10-K
period 1997-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1998-03-23
CIK 724533

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of March 6, 1998, 10,000,000 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $33,085,515.

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1997 ANNUAL REPORT ON FORM 10-K

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

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 6 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see
Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1997.

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

Forward-Looking Statements
--------------------------
     In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identifed above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
      The Units are traded on the American Stock Exchange (AMEX) with a trading symbol of "AIA". The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1997 and 1996 were as follows:

                                                 Amount of
                                1997           Distribution
  Quarter Ended           High        Low        Per Unit
-------------------      -------    -------    ------------

 March 31                $3 1/2      3 1/4     $    0.07
 June 30                  3 9/16     3 1/4          0.07
 September 30             3 9/16     3 3/16         0.07
 December 31              3 7/16     3 1/8          0.08
                                               ---------
                                               $    0.29
                                               =========

                                                 Amount of
                                1996           Distribution
  Quarter Ended           High        Low        Per Unit
-------------------      -------    -------     -----------
 March 31                $3 9/16    $3 3/16    $    0.08
 June 30                  3 7/16     3 1/8          0.08
 September 30             3 7/16     3 1/8          0.07
 December 31              3 7/16     3 1/8          0.07
                                               ---------
                                               $    0.30
                                               =========

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS
               - Continued

                                          Approximate Number
                                         of Unitholders as of
     Title of Class                        December 31, 1997
---------------------------             ----------------------

Depositary Units of Limited
 Partnership Interest                            7,600

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                                   For the years ended December 31,
                                                1997            1996            1995           1994           1993
                                            ------------    ------------    ------------   ------------   ------------
Income                                          $  3,415        $  3,445       $   3,626      $   3,736       $  4,487

Net gains (loss) from
  mortgage modifications/dispositions                 --            (146)             --            196            762

Net earnings                                       2,879           2,758           3,041          3,280          4,528

Composition of distributions
  per Limited Partnership
  Unit(1)(2):
    Net earnings - Basic                        $   0.28        $   0.27         $  0.30       $   0.32       $  0.440
    Return of capital                               0.01            0.03            0.02           0.81          0.205
                                                --------        --------        --------       --------       --------
       Total                                    $   0.29        $   0.30        $   0.32       $   1.13       $  0.645
                                                ========        ========        ========       ========       ========

                                                                             As of December 31,
                                                                             ------------------
                                                  1997            1996            1995           1994           1993
                                                --------        --------        --------       --------       --------

Total assets                                    $ 38,551        $ 38,385        $ 39,415       $ 38,161       $ 47,630


Partners' equity                                  37,661          37,590          38,493         37,241         43,749


(1)  Calculated based upon the weighted average number of Limited Partnership Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1997, 1996, 1995, 1994 and
     1993 which were paid subsequent to each year end.  See Notes 4 and 7 of the Notes to Financial Statements contained in Item 8.
     "Financial Statements and Supplementary Data."

     The selected statements of operations data presented above for the years ended December 31, 1997, 1996 and 1995 and the balance sheet data as of December 31, 1997 and 1996, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     The Partnership is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Partnership does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Partnership does not anticipate any material disruption in its operations as a result of any failure by the Partnership to be in compliance. The Partnership is currently evaluating the Year 2000 compliance status of its service providers. The Partnership does not expect any non Year 2000 compliance by its service providers to cause any disruption in its operations.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


     As of December 31, 1997, the Partnership had invested in 15 Insured Mortgages, with an aggregate amortized cost of approximately $34.3 million, a face value of approximately $39.7 million and a fair value of approximately $41.0 million, as discussed below.

     The Partnership's investment in Insured Mortgages consists of FHA-insured mortgage loans (FHA-Insured Loans) and participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

Investment in FHA-Insured Loans
--------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1997 and 1996:

                                               December 31,
                                          1997              1996
                                      ------------      ------------
Number of
  Acquired Insured Mortgages                     4                 4
  Originated Insured Mortgages                   2                 2
Amortized Cost                        $ 23,096,728      $ 23,262,738
Face Value                              26,077,186        26,338,828
Fair Value                              26,840,133        26,801,846


     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 1, 1998, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997. In May 1997, the servicer of this mortgage filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

     In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received $61,988, $12,158 and $39,465, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


Investment in FHA-Insured Certificates
--------------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1997 and 1996:

                                           December 31,
                                      1997             1996
                                  ------------     ------------
Number of mortgages                          9                9
Amortized Cost                    $ 11,216,144     $ 11,321,727
Face Value                          13,648,992       13,843,564
Fair Value                          14,178,168       14,105,760


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of March 1, 1998.

Results of Operations
---------------------

1997 versus 1996
----------------
     Net earnings increased for 1997 as compared to 1996 primarily due to the loss incurred in 1996 on the mortgage modification of Creekside Village, as discussed below. No mortgages were disposed of or modified during 1997.

1996 versus 1995
----------------
     Net earnings decreased for 1996 as compared to 1995 primarily due to the mortgage modification of Creekside Village, as discussed below. No mortgages were disposed of or modified during 1995. Partially offsetting the reduction in income was a decrease in general and administrative expenses, as discussed below.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the years ended December 31, 1997, 1996 and 1995 to meet operating requirements.

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

Cash Flow - 1997 versus 1996
----------------------------
     Net cash provided by operating activities decreased for 1997 as compared to 1996 primarily due to an increase in receivables and other assets due to the delinquent mortgage on Portervillage I Apartments, which was assigned to HUD in May 1997.

     Net cash provided by investing activities decreased slightly for 1997 as compared to 1996 primarily due to a reduction in the receipt of mortgage principal from scheduled payments as a result of the normal amortization of the mortgage base.

     Net cash used in financing activities decreased for 1997 as compared to 1996 primarily due to a decrease in the quarterly distributions in 1997 as compared to 1996.

Cash flow - 1996 versus 1995
----------------------------
     Net cash provided by operating activities decreased for 1996 as compared to 1995 primarily due to a reduction in mortgage investment income, as discussed above.

     Net cash provided by investing activities increased for 1996 as compared to 1995 primarily due to the receipt of mortgage principal from scheduled payments, which increased as a result of the modification of the mortgage on Creekside Village, as discussed above, and due to the normal amortization of the mortgage base.

     Net cash used in financing activities decreased for 1996 as compared to 1995 primarily due to the decrease in the third quarter 1996 distribution as a result of the modification of the mortgage on Creekside Village.

New Accounting Standards
------------------------
     In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


     During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

     During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective for years beginning on or after December 15, 1997.

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

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

     The General Partner is also the general partner of American Insured Mortgage Investors - Series 85, L.P. (AIM 85), American Insured Mortgage Investors L.P. - Series 86 (AIM 86) and American Insured Mortgage Investors L.P.
- Series 88 (AIM 88), limited partnerships with investment objectives similar to those of the Partnership.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 4 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of December 31, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1997, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

                                    PART III

          relationship with entities of which the General Partner of the Partnership are officers, directors or equity owners.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    Financial Statements:

                                                                       Page
Description                                                           Number
-----------                                                       --------------

Balance Sheets as of December 31, 1997
  and 1996                                                              23

Statements of Operations for the years
  ended December 31, 1997, 1996 and 1995                                24

Statements of Changes in Partners' Equity
  for the years ended December 31, 1997,
  1996 and 1995                                                         25

Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995                                26

Notes to Financial Statements                                           27

     (a)(2)    Financial Statement Schedules:

               IV - Mortgage Loans on Real Estate                       36

               All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

     (a)(3)    Exhibits:

     4.0 Amended and Restated Certificates of Limited Partnership are incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-11 (No. 33-6747) dated June 25, 1986 (such Registration Statement, as amended, is referred to herein as the "Registration Statement").

     4.1       Agreement of Limited Partnership, incorporated by reference to
               Exhibit 3 to the Registration Statement.

     4.2 Form of Depository Receipt, incorporated by reference to Exhibit 4(b) to the Registration Statement.

     4.3 Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990, incorporated by reference to Exhibit 4(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

     4.4 Amendments to Partnership Agreement dated August 16, 1991, incorporated by reference to Exhibit 28(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

     10.0 Origination and Acquisition Services Agreement, dated September 1, 1983, between the Partnership and IFI, incorporated by reference to Exhibit 10(b) to the registration statement on Form S-11 (No. 2-85476) dated November 30, 1983 (such registration statement, as amended, is referred to herein as the "Initial Registration Statement").

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

     10.1 Management Services Agreement, dated November 30, 1983, between the Partnership and IFI, incorporated by reference to Exhibit 10(c) to the Initial Registration Statement.

     10.2 Disposition Services Agreement, dated November 30, 1983, between the Partnership and IFI, incorporated by reference to Exhibit 10(d) to the Initial Registration Statement.

     10.3 Agreement, dated November 30, 1983, among the former managing general partner, the former associate general partner and Integrated, incorporated by reference to Exhibit 10(e) to the Initial Registration Statement.

     10.4 Reinvestment Plan, incorporated by reference to the Prospectus contained in the Registration Statement.

     10.5 Mortgage Note dated March 26, 1986 between Mastic Associates and IFI, incorporated by reference to Exhibit 10(l) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

     10.6 Mortgage dated March 26, 1986 between Mastic Associates and IFI, incorporated by reference to Exhibit 10(m) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

     10.7 Mortgagor/Mortgagee Agreement dated March 26, 1986 between Mastic Associates and IFI, incorporated by reference to Exhibit 10(n) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

     10.8 Lease Agreement dated as of December 10, 1984 between NHP Land Associates, as Landlord and Mastic Associates, as Tenant, incorporated by reference to Exhibit 10(o) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986.

     10.9 Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 1, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.10 Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of September 6, 1991, incorporated by reference to
               Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.11 Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc. dated as of March 1, 1991, incorporated by reference to Exhibit 28(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

     27.  Financial Data Schedule (filed herewith).

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

                                    By:  CRIIMI, Inc.
                                         General Partner


March 18, 1998                      /s/ William B. Dockser
---------------------------         ----------------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer



March 18, 1998                      /s/ H. William Willoughby
---------------------------         ----------------------------
DATE                                H. William Willoughby
                                    President and Director



March 18, 1998                      /s/ Cynthia O. Azzara
---------------------------         ----------------------------
DATE                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer



March 18, 1998                      /s/ Garrett G. Carlson, Sr.
---------------------------         ----------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director


March 18, 1998                      /s/ Larry H. Dale
---------------------------         ----------------------------
DATE                                Larry H. Dale
                                    Director


March 18, 1998                      /s/ G. Richard Dunnells
---------------------------         ----------------------------
DATE                                G. Richard Dunnells
                                    Director


March 18, 1998                      /s/ Robert Merrick
---------------------------         ----------------------------
DATE                                Robert Merrick
                                    Director

                       AMERICAN INSURED MORTGAGE INVESTORS

              Financial Statements as of December 31, 1997 and 1996

            and for the Years Ended December 31, 1997, 1996 and 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1997 and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, DC
March 13, 1998

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                   December 31,    December 31,
                                                       1997            1996
                                                   ------------    ------------
ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated insured mortgages                   $ 14,184,505    $ 14,274,528
    Acquired insured mortgages                        8,912,223       8,988,210
                                                   ------------    ------------
                                                     23,096,728      23,262,738

Investment in FHA-Insured Certificates,
  at fair value                                      14,178,168      14,105,760

Cash and cash equivalents                               878,867         656,051

Receivables and other assets                            397,201         360,640
                                                   ------------    ------------
     Total assets                                  $ 38,550,964    $ 38,385,189
                                                   ============    ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                              $    823,903    $    720,916

Accounts payable and accrued expenses                    66,482          74,473
                                                   ------------    ------------
     Total liabilities                                  890,385         795,389
                                                   ------------    ------------
Partners' equity:
  Limited partners' equity                           39,633,683      39,737,785
  General partner's deficit                          (4,935,128)     (4,932,018)
  Unrealized gains on investment
    in FHA-Insured Certificates                       2,962,024       2,784,033
                                                   ------------    ------------
     Total partners' equity                          37,660,579      37,589,800
                                                   ------------    ------------
     Total liabilities and partners'
       equity                                      $ 38,550,964    $ 38,385,189
                                                   ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.


                                           AMERICAN INSURED MORTGAGE INVESTORS

                                                STATEMENTS OF OPERATIONS

                                                              For the years ended December 31,
                                                          1997              1996            1995
                                                      ------------      ------------    ------------
Income:
  Mortgage investment income                          $  3,376,465      $  3,413,739    $  3,589,374
  Interest and other income                                 38,282            31,263          37,115
                                                      ------------      ------------    ------------
                                                         3,414,747         3,445,002       3,626,489
                                                      ------------      ------------    ------------
Expenses:
  Asset management fee to related parties                  343,092           343,092         343,092
  General and administrative                               192,218           197,413         242,209
                                                      ------------      ------------    ------------
                                                           535,310           540,505         585,301
                                                      ------------      ------------    ------------
Earnings before mortgage modification                    2,879,437         2,904,497       3,041,188

Loss on mortgage modification                                   --          (146,464)             --
                                                      ------------      ------------    ------------
     Net earnings                                     $  2,879,437      $  2,758,033    $  3,041,188
                                                      ============      ============    ============
Net earnings allocated to:
  Limited partners - 97.1%                            $  2,795,933      $  2,678,050    $  2,952,994
  General partner -  2.9%                                   83,504            79,983          88,194
                                                      ------------      ------------    ------------
                                                      $  2,879,437      $  2,758,033    $  3,041,188
                                                      ============      ============    ============
Net earnings per limited
  partnership Unit - Basic                            $        .28      $        .27    $        .30
                                                      ============      ============    ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                   AMERICAN INSURED MORTGAGE INVESTORS

                                STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                          For the years ended December 31, 1997, 1996 and 1995


                                                                                 Unrealized
                                                                                  Gains on
                                                                                 Investment
                                                 General           Limited       in Insured
                                                 Partner           Partners       Mortgages         Total
                                               ------------      ------------    ------------    -------------

Balance, January 1, 1995                         (4,915,023)       40,306,817       1,848,753       37,240,547

  Net earnings                                       88,194         2,952,994              --        3,041,188

  Distributions paid or accrued of
    $0.32 per Unit, including
    return of capital of $0.02 per
    Unit                                            (95,572)       (3,200,040)             --       (3,295,612)

  Unrealized gains
    on investment in FHA-insured
    certificates                                         --                --       1,507,121        1,507,121
                                               ------------      ------------    ------------    -------------
Balance, December 31, 1995                       (4,922,401)       40,059,771       3,355,874       38,493,244

  Net earnings                                       79,983         2,678,050              --        2,758,033

  Distributions paid or accrued of
    $0.30 per Unit, including
    return of capital of $0.03 per
    Unit                                            (89,600)       (3,000,036)             --       (3,089,636)

  Reduction in unrealized gains
    on investment in FHA-insured
    certificates                                         --                --        (571,841)        (571,841)
                                               ------------      ------------    ------------    -------------
Balance, December 31, 1996                     $ (4,932,018)     $ 39,737,785    $  2,784,033    $  37,589,800

  Net earnings                                       83,504         2,795,933              --        2,879,437

  Distributions paid or accrued of
    $0.29 per Unit, including
    return of capital of $0.01 per
    Unit                                            (86,614)       (2,900,035)             --       (2,986,649)

  Unrealized gains
    on investment in FHA-insured
    certificates                                         --                --         177,991          177,991
                                               ------------      ------------    ------------    -------------

Balance, December 31, 1997                     $ (4,935,128)     $ 39,633,683    $  2,962,024    $  37,660,579
                                               ============      ============    ============    =============

Limited Partnership Units
  outstanding - basic, as of
  December 31, 1997, 1996
  and 1995                                                          10,000,125
                                                                 =============

                                             The accompanying notes are an integral part
                                                   of these financial statements.


                                           AMERICAN INSURED MORTGAGE INVESTORS

                                                STATEMENTS OF CASH FLOWS

                                                                               For the years ended December 31,
                                                                            1997            1996             1995
                                                                        ------------    ------------     ------------
Cash flows from operating activities:
  Net earnings                                                          $  2,879,437    $  2,758,033     $  3,041,188
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Loss on mortgage modification                                                 --         146,464               --
    Changes in assets and liabilities:
      (Increase) decrease in receivables and other assets                    (36,561)         16,683           (2,676)
      (Decrease) increase in accounts payable and
        accrued expenses                                                      (7,991)        (23,819)           1,809
                                                                        ------------     -----------     ------------
        Net cash provided by operating activities                          2,834,885       2,897,361        3,040,321
                                                                        ------------   -------------     ------------
Cash flows from investing activities:
  Receipt of mortgage principal from scheduled payments                      271,593         277,580          206,038
                                                                        ------------    ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                                          (2,883,662)     (3,192,623)      (3,295,612)
                                                                        ------------    ------------     ------------
Net increase (decrease) in cash and cash equivalents                         222,816         (17,682)         (49,253)

Cash and cash equivalents, beginning of year                                 656,051         673,733          722,986
                                                                        ------------    ------------     ------------
Cash and cash equivalents, end of year                                  $    878,867    $    656,051     $    673,733
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

     Investment in Insured Mortgages
     -------------------------------
          The Partnership's investment in Insured Mortgages is comprised of FHA-insured mortgage loans (FHA-Insured Loans) and participation certificates evidencing a 100% undivided beneficial interest in government insured

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Certificates). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

          Payment of principal and interest on FHA-Insured Certificates and FHA-Insured Loans is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act.

          As of December 31, 1997, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 24 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 11 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.
     As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1997, 1996 and 1995, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as Available for Sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as Available for Sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

          As of December 31, 1997, 1996 and 1995, Investment in FHA-Insured Loans, are recorded at amortized cost.

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

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective for years beginning on or after December 15, 1997.

          During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                 As of December 31, 1997          As of December 31, 1996
                                                 Amortized          Fair          Amortized         Fair
                                                   Cost             Value            Cost           Value
                                               ------------      ------------   ------------    ------------

Investment in FHA-Insured
  Certificates                                 $ 11,216,144      $ 14,178,168   $ 11,321,727    $ 14,105,760
                                               ============      ============   ------------    ------------
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages                 $ 14,184,505      $ 14,969,834   $ 14,274,528    $ 14,936,979
  Acquired Insured Mortgage                       8,912,223        11,870,299      8,988,210      11,864,867
                                               ------------      ------------   ------------    ------------
                                               $ 23,096,728        26,840,133   $ 23,262,738    $ 26,801,846
                                               ============      ============   ============    ============

Cash and cash equivalents                      $    878,867      $    878,867   $    656,051    $    656,051

Accrued interest receivable                    $    361,525      $    361,525   $    277,289    $    277,289



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

4.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1997, 1996 and 1995 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner and certain affiliated entities have, during the years ended December 31, 1997, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                          Capacity in Which                   For the year ended December 31,
Name of Recipient                            Served/Item                    1997          1996          1995
-----------------                   ----------------------------          --------      --------      --------
CRIIMI, Inc.                        General Partner/Distribution          $  86,614    $  89,600     $  95,572

AIM Acquisition                     Advisor/Asset Management Fee            343,092      343,092       343,092
  Partners, L.P.(1)

CRIIMI MAE                          Affiliate of General Partner/            36,226       39,974        16,862
  Management, Inc. (2)                Expense Reimbursement

CRI(2)                              Affiliate of General Partner/                --           --        37,365
                                      Expense Reimbursement


     (1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to .95% of Total Invested Assets (as defined in the Partnership Agreement). The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor. Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $101,112, $101,112 and $50,566 for the years ended December 31, 1997, and 1996 and for the six months ended December 31, 1995, respectively. CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $50,556 for the six months ended June 30, 1995.

     (2) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership. As discussed in Note 1, the transaction in which CRIIMI MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc. The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995. This is included in general and administrative expenses.

5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1997 and 1996:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED LOANS - Continued


                                                                                                  December 31,
                                          1997              1996
                                      ------------      ------------
Number of
  Acquired Insured Mortgages                     4                 4
  Originated Insured Mortgages                   2                 2
Amortized Cost                        $ 23,096,728      $ 23,262,738
Face Value                              26,077,186        26,338,828
Fair Value                              26,840,133        26,801,846




     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 1, 1998, except for the mortgage on Portervillage I Apartments, which has been delinquent since January 1997. In May 1997, the servicer of this mortgage filed a Notice of Default and an Election to Assign the mortgage with HUD. The face value of this mortgage was approximately $1.2 million at December 31, 1996. The Partnership expects to receive 99% of this amount plus accrued interest.

     In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received $61,988, $12,158 and $39,465, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

6.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1997 and 1996:

                                             December 31,
                                         1997            1996
                                     ------------    ------------
Number of mortgages                             9               9
Amortized Cost                       $ 11,216,144    $ 11,321,727
Face Value                             13,648,992      13,843,564
Fair Value                             14,178,168      14,105,760


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of March 1, 1998.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1997, 1996 and 1995 are as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

Quarter Ended            1997         1996         1995
-------------          --------     --------     --------

March 31               $   0.07     $   0.08     $   0.08
June 30                    0.07         0.08         0.08
September 30               0.07         0.07         0.08
December 31                0.08         0.07         0.08
                       --------     --------     --------
                       $   0.29     $   0.30     $   0.32
                       ========     ========     ========

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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997, 1996 and 1995:

     (In Thousands, Except Per Unit Data)

                                                                  1997
                                                             Quarter ended
                                        March 31       June 30      September 30    December 31
                                       ----------    ----------     ------------    -----------
Income                                 $      901    $      840     $        836    $       838
Net earnings                                  758           701              708            712
Net earnings per Limited
  Partnership Unit - Basic             $     0.07    $     0.07     $       0.07    $      0.07


                                                                 1996
                                                             Quarter ended
                                        March 31       June 30      September 30    December 31
                                       ----------    ----------     ------------    -----------
Income                                 $      906    $      859     $        841    $       839
Net earnings                                  754           572              722            710
Loss on mortgage modification                  --          (146)              --             --
Net earnings per Limited
  Partnership Unit - Basic             $     0.07    $     0.06     $       0.07    $      0.07



                                                                  1995
                                                             Quarter ended
                                        March 31       June 30      September 30    December 31
                                       ----------    ----------     ------------    -----------
Income                                 $      927    $      900     $        895    $       904
Net earnings                                  758           767              749            767
Net earnings per Limited
  Partnership Unit - Basic             $     0.07    $     0.08     $       0.07    $      0.08


                                     AMERICAN INSURED MORTGAGE INVESTORS
                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              DECEMBER 31, 1997

                                                            Interest         Face             Net        Annual Payment
                                      Maturity      Put     Rate on       Amount of     Carrying Value   (Principal and
Development Name/Location               Date      Date(1)  Mortgage(5)    Mortgage      (3)(7)(9)(10)    Interest)(5)(8)
-------------------------             --------    ------- ------------  ------------  -----------------  ---------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Eastdale Apts.
 Montgomery, AL                           3/23      10/01         7.5% $   6,602,017      $   5,067,311  $       592,406
North River Place
  Chillecothe, OH                        10/21      12/01         7.5%     3,095,607          2,380,516          279,509
Portervillage I Apts.
  Porterville, CA                         8/21       5/01         7.5%     1,144,441            941,454          103,733(4)
Town Park Apts.
  Rockingham, NC                         10/22      10/02         7.5%       637,453            522,942           56,755(4)
                                                                        ------------       ------------
  Total Investment in FHA-Insured Loans -
    Acquired Insured Mortgages                                            11,479,518          8,912,223
                                                                        ------------       ------------
Originated Insured Mortgages
----------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Creekside Village
  Beaverton, OR                          11/25       1/01        7.75%     5,047,583          5,047,583          442,752
Waters Edge Apts.
  Columbus, OH                            1/31       5/03        8.75%     9,550,085          9,136,922          885,419(6)
                                                                        ------------       ------------
  Total Investment in FHA-Insured Loans -
    Originated Insured Mortgages                                          14,597,668         14,184,505
                                                                        ------------       ------------

  Total Investment in FHA-Insured Loans                                   26,077,186         23,096,728
                                                                        ------------       ------------
See notes to Schedule IV - Mortgage Loans on Real Estate.


                                      AMERICAN INSURED MORTGAGE INVESTORS
                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              DECEMBER 31, 1997

                                                            Interest         Face             Net        Annual Payment
                                      Maturity      Put     Rate on       Amount of     Carrying Value   (Principal and
Development Name/Location               Date      Date(1)  Mortgage(5)    Mortgage      (3)(7)(9)(10)    Interest)(5)(8)
-------------------------             --------    ------- ------------  ------------   ----------------  ---------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured
  Certificates
  (carried at fair value)

Bay Pointe Apts.
  Lafayette, IN                           2/23      10/02         7.5%     2,069,768(4)       2,149,966          185,272(4)
Baypoint Shoreline Apts.
  Duluth, MN                              1/22      10/01         7.5%       977,925(4)       1,015,854           87,967(4)
Berryhill Apts.
  Grass Valley, CA                        1/21      11/02         7.5%     1,268,509(4)       1,317,862          115,899(4)
Brougham Estates II
  Kansas City, KS                        11/22       3/02         7.5%     2,597,377(4)       2,697,876          230,860(4)
College Green Apts.
  Wilmington, NC                          3/23       2/02         7.5%     1,395,308(4)       1,449,246          123,455(4)
Fox Run Apts.
  Dothan, AL                             10/19      11/99         7.5%     1,243,489(4)       1,292,094          116,242(4)
Kaynorth Apts.
  Lansing, MI                             4/23       9/02         7.5%     1,893,162(4)       1,966,332          167,318(4)
Lakeside Apts.
  Bennettsville, SC                       1/22       2/02         7.5%       392,461(4)         407,683           35,303(4)
Westbrook Apts.
  Kokomo, IN                             11/22       9/02         7.5%     1,810,993(4)       1,881,255          163,177(4)
                                                                        ------------       ------------
  Total Investment in FHA-Insured Certificates                            13,648,992         14,178,168
                                                                        ------------       ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                 $ 39,726,178       $ 37,274,896
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

(4) These amounts represent the Partnership's 50% interest in these insured mortgages. The remaining 50% interest was acquired by American Insured Mortgage Investors - Series 85, L.P. (AIM 85).

(5) In addition, the servicer of the insured mortgages (primarily unaffiliated third parties) is entitled to receive compensation for certain services rendered in an amount up to ten basis points (.10%) of the unpaid principal balance of the insured mortgages.

(6) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest, (referred to as Participations) measured as a percentage of surplus cash and a percentage of the proceeds from sale or refinancing of the development (as defined in the Participation Agreements), will also be due. The Partnership received $61,988, $12,158 and $39,465 from the Participations for the years ended December 31, 1997, 1996 and 1995, respectively.

(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

(8) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

                       AMERICAN INSURED MORTGAGE INVESTORS

(9) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 1997 and 1996, is as follows:

                                       1997            1996
                                  ------------    ------------
Beginning balance                 $ 37,368,498    $ 38,364,383

  Loss on mortgage
    modification                            --        (146,464)
  Principal receipts on
    Insured Mortgages                 (271,593)       (277,580)
  Increase (decrease) in
    unrealized gains on
    investment in Insured
    Mortgages                          177,991        (571,841)
                                  ------------    ------------
Ending balance                    $ 37,274,896    $ 37,368,498
                                  ============    ============

(10) The tax basis of the Insured Mortgages was approximately $33.7 million and $34.1 million as of December 31, 1997 and 1996, respectively.