Form 10-Q
period 1998-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1998-05-13
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           March 31, 1998
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 1998, 10,000,000 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                  PAGE
                                                                  ----

PART I.           Financial Information (Unaudited)

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1998 (unaudited)
                    and December 31, 1997....................       3

                  Statements of Operations - for the three
                    months ended March 31, 1998 and 1997
                    (unaudited)..............................       4

                  Statement of Changes in Partners' Equity -
                    for the three months ended March 31, 1998
                    (unaudited)..............................       5

                  Statements of Cash Flows - for the three
                    months ended March 31, 1998 and 1997
                    (unaudited)..............................       6

                  Notes to Financial Statements..............       7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................      11

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...........      13

Signature....................................................      14


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                                March 31,                December 31,
                                                                  1998                       1997
                                                              -------------              ------------

                                                              (Unaudited)

                                                      ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages                                $  7,953,029               $  8,912,223
    Originated Insured Mortgages                                14,160,795                 14,184,505
                                                              ------------               ------------
                                                                22,113,824                 23,096,728

Investment in FHA-Insured Certificates,
  at fair value                                                 14,176,879                 14,178,168

Cash and cash equivalents                                          851,055                    878,867

Receivables and other assets                                     1,558,616                    397,201
                                                              ------------               ------------
     Total assets                                             $ 38,700,374               $ 38,550,964
                                                              ------------               ------------
                                                              ------------               ------------


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                         $    720,916               $    823,903

Accounts payable and accrued expenses                               62,129                     66,482
                                                              ------------               ------------
     Total liabilities                                             783,045                    890,385
                                                              ------------               ------------
Partners' equity:
  Limited partners' equity                                      39,856,985                 39,633,683
  General partner's deficit                                     (4,928,459)                (4,935,128)
  Unrealized gains on investment
    in FHA-Insured Certificates                                  2,988,803                  2,962,024
                                                              ------------               ------------
     Total partners' equity                                     37,917,329                 37,660,579
                                                              ------------               ------------
     Total liabilities and partners'
       equity                                                 $ 38,700,374               $ 38,550,964
                                                              ------------               ------------
                                                              ------------               ------------



                     The accompanying notes are an integral
                       part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                For the three months ended
                                                        March 31,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
Income:
  Mortgage investment income                  $    874,119     $    893,029
  Interest and other income                         12,880            7,593
                                              ------------     ------------
                                                   886,999          900,622
                                              ------------     ------------
Expenses:
  Asset management fee to
    related parties                                 85,773           85,773
  General and administrative                        50,413           57,010
                                              ------------     ------------
                                                   136,186          142,783
                                              ------------     ------------
     Earnings before gain on
       mortgage disposition                        750,813          757,839

Gain on mortgage disposition                       200,074               --
                                              ------------     ------------
     Net earnings                             $    950,887     $    757,839
                                              ------------     ------------
                                              ------------     ------------

Net earnings allocated to:
  Limited partners - 97.1%                    $    923,311     $    735,862
  General partner -   2.9%                          27,576           21,977
                                              ------------     ------------
                                              $    950,887     $    757,839
                                              ------------     ------------
                                              ------------     ------------
Net earnings per limited
  partnership Unit-Basic                      $       0.09     $       0.07
                                              ------------     ------------
                                              ------------     ------------



   The accompanying notes are an integral part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1998

                                   (Unaudited)


                                                                                 Unrealized
                                                                                  Gains on
                                                                                Investment in
                                               General          Limited          FHA-Insured
                                               Partner          Partners         Certificates        Total
                                            ------------      ------------      --------------   -------------

Balance, December 31, 1997                  $ (4,935,128)     $ 39,633,683      $    2,962,024   $  37,660,579

  Net earnings                                    27,576           923,311                  --         950,887

  Distributions paid or accrued of
    $0.07 per Unit                               (20,907)         (700,009)                 --        (720,916)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                      --                --              26,779          26,779
                                            ------------      ------------       -------------   -------------
Balance, March 31, 1998                     $ (4,928,459)     $ 39,856,985       $   2,988,803   $  37,917,329
                                            ------------      ------------       -------------   -------------
                                            ------------      ------------       -------------   -------------

Limited Partnership Units
  outstanding - Basic, March 31,
  1998                                                          10,000,125
                                                              ------------
                                                              ------------


   The accompanying notes are an integral part of these financial statements.

PART I.          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                           For the three months ended
                                                                                   March 31,
                                                                           1998                      1997
                                                                       ------------              ------------

Cash flows from operating activities:

 Net earnings                                                          $    950,887              $    757,839
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Gain on disposition of insured mortgage                                  (200,074)                       --
  Changes in assets and liabilities:
    Increase in receivables and
      other assets                                                          (13,366)                  (19,180)
    (Increase) decrease in accounts payable and
      accrued expenses                                                       (4,353)                   11,434
                                                                       ------------              ------------
  Net cash provided by operating activities                                 733,094                   750,093
                                                                       ------------              ------------

Cash flows from investing activities:
 Receipt of mortgage principal from
  scheduled payments                                                         62,997                    65,476
                                                                       ------------              ------------
  Net cash provided by investing activities                                  62,997                    65,476
                                                                       ------------              ------------
Cash flows from financing activities:
 Distributions paid to partners                                            (823,903)                 (720,916)
                                                                       ------------              ------------
  Net cash used in financing activities                                    (823,903)                 (720,916)
                                                                       ------------              ------------
Net (decrease) increase in cash and cash equivalents                        (27,812)                   94,653
                                                                       ------------              ------------
Cash and cash equivalents, beginning of period                              878,867                   656,051
                                                                       ------------              ------------
Cash and cash equivalents, end of period                               $    851,055              $    750,704
                                                                       ------------              ------------
                                                                       ------------              ------------
Non cash investing activity:
  50% share of debenture received from HUD in exchange
  for the mortgage on Portervillage I Apartments
  (Debenture is held by an affiliate, AIM 85)                          $  1,148,049                        --



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

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1997.

         New Accounting Standards
         ------------------------

         During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.       BASIS OF PRESENTATION .- Continued

currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three months ended March 31, 1998 and 1997, comprehensive income was $977,666 and $368,189, respectively.

3.       INVESTMENT IN FHA-INSURED LOANS

         Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 1998 and December 31, 1997:


                                                                 March 31,              December 31,
                                                                   1998                     1997
                                                              -------------             ------------

Number of
  Acquired Insured Mortgages (1)                                          3                        4
  Originated Insured Mortgages                                            2                        2
Amortized Cost                                                 $ 22,113,824             $ 23,096,728
Face Value                                                       24,868,607               26,077,186
Fair Value                                                       25,751,470               26,840,133



(1) In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage, which had been delinquent since January 1997, is owned 50% by AIM 84 and 50% by an affiliate of the partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the three months ended March 31, 1998. The net proceeds and accrued interest are included on the Balance Sheet in Receivables and other assets. A distribution will be declared in the quarter in which cash is received for the debenture.


         All of the FHA-Insured Loans are current with respect to payment of principal and interest as of May 1, 1998.

         In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1998 and 1997, the Partnership received $52,526 and $61,988, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

4.       INVESTMENT IN FHA-INSURED CERTIFICATES

         Listed below is the Partnership's aggregate investment in FHA-

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Insured Certificates as of March 31, 1998 and December 31, 1997:


                                                                 March 31,              December 31,
                                                                   1998                     1997
                                                              -------------             ------------

Number of mortgages                                                       9                        9
Amortized Cost                                                 $ 11,188,076             $ 11,216,144
Face Value                                                       13,598,220               13,648,992
Fair Value                                                       14,176,879               14,178,168


         All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of May 1, 1998.

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1998 and 1997 are as follows:


Quarter Ended                                                   1998                      1997
-------------                                                 --------                  --------

March 31,                                                     $   0.07                  $   0.07
                                                              --------                  --------
                                                              --------                  --------


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

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities have, during the three months ended March 31, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES - Continued


                                             COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                             ----------------------------------------------

                                                                   For the three months
                               Capacity in Which                    ended March 31,
Name of Recipient                 Served/Item                       1998           1997
-----------------         ----------------------------            --------       --------

CRIIMI, Inc.              General Partner/Distribution            $ 20,907       $ 20,907

AIM Acquisition           Advisor/Asset Management Fee              85,773         85,773
  Partners, L.P.(1)

CRIIMI MAE Management,    Affiliate of General Partner/              7,246          9,994
  Inc.                      Expense Reimbursement



         (1) The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $25,278 and $25,278 for the three months ended March 31, 1998 and 1997, respectively. The Sub-advisor is an affiliate of CRIIMI MAE.

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

         The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report for 1997 on Form 10-K for a more detailed discussion of such risks and uncertainties.

General
-------

         As of March 31, 1998, the Partnership had invested in 14 Insured Mortgage Investments, with an aggregate amortized cost of approximately $33.3 million, face value of approximately $38.5 million and fair value of approximately $39.9 million.

         All of the mortgage investments are current with respect to payment of principal and interest as of May 1, 1998.

Results of Operations
---------------------

         Net earnings increased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the gain recognized on the disposition of the mortgage on Portervillage I Apartments. Net earnings before gain on mortgage disposition did not change significantly for the three months ended March 31, 1998, as compared to the corresponding period in 1997.

         In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage, which had been delinquent since January 1997, is owned 50% by AIM 84 and 50% by an affiliate of the partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the three months ended March 31, 1998. The net proceeds and accrued interest are included on the Balance Sheet in Receivables and other assets. A distribution will be declared in the quarter in which cash is received for the debenture.

Liquidity and Capital Resources
-------------------------------

         The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 1998 to meet operating requirements.

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

         Net cash provided by operating activities did not change significantly for the three months ended March 31, 1998, as compared to the corresponding period in 1997.

         Net cash provided by investing activities did not change significantly for the three months ended March 31, 1998, as compared to the corresponding period in 1997.

         Net cash used in financing activities increased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily resulting from an increase in distributions paid to partners.

PART II.          OTHER INFORMATION
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

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

April 13, 1998                            By:      /s/ Cynthia O. Azzara
-----------------                                       ------------------------
Date                                                    Cynthia O. Azzara
                                                        Principal Financial
                                                          and Accounting Officer