Form 10-Q
period 1998-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1998-08-13
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           June 30, 1998
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

     As of June 30, 1998, 10,000,000 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                       PAGE
                                                       ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited)
            and December 31, 1997....................   3

          Statements of Operations - for the three and
             six months ended June 30, 1998 and 1997
            (unaudited)..............................   4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30, 1998
            (unaudited).........................        5

          Statements of Cash Flows - for the six
            months ended June 30, 1998 and 1997
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

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                    BALANCE SHEETS

                                                                  June 30,       December 31,
                                                                    1998             1997
                                                               -------------     ------------
                                                               (Unaudited)

                                                               ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages                                 $  7,934,809      $  8,912,223
    Originated Insured Mortgages                                 14,136,583        14,184,505
                                                               ------------      ------------
                                                                 22,071,392        23,096,728

Investment in FHA-Insured Certificates,
  at fair value                                                  13,970,760        14,178,168

Cash and cash equivalents                                           855,661           878,867

Receivables and other assets                                      1,585,682           397,201
                                                               ------------      ------------
     Total assets                                              $ 38,483,495      $ 38,550,964
                                                               ============      ============


                                                  LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                          $    720,915      $    823,903

Accounts payable and accrued expenses                                45,436            66,482
                                                               ------------      ------------
     Total liabilities                                              766,351           890,385
                                                               ------------      ------------
Partners' equity:
  Limited partners' equity                                       39,834,809        39,633,683
  General partner's deficit                                      (4,929,121)       (4,935,128)
  Unrealized gains on investment
    in FHA-Insured Certificates                                   2,811,456         2,962,024
                                                               ------------      ------------
     Total partners' equity                                      37,717,144        37,660,579
                                                               ------------      ------------
     Total liabilities and partners'
       equity                                                  $ 38,483,495      $ 38,550,964
                                                               ============      ============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                              STATEMENTS OF OPERATIONS

                                                     (Unaudited)

                                          For the three months ended      For the six months ended
                                                    June 30,                      June 30,
                                         ----------------------------     ----------------------------
                                             1998             1997            1998            1997
                                         ------------    ------------     ------------    ------------
Income:
  Mortgage investment income             $    799,377    $    829,454     $  1,673,496    $  1,722,483
  Interest and other income                    37,801          10,500           50,681          18,093
                                         ------------    ------------     ------------    ------------
                                              837,178         839,954        1,724,177       1,740,576
                                         ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                            85,773          85,773          171,546         171,546
  General and administrative                   53,329          52,910          103,742         109,920
                                         ------------    ------------     ------------     -----------
                                              139,102         138,683          275,288         281,466
                                         ------------    ------------     ------------     -----------
     Earnings before gain on
       mortgage disposition                   698,076         701,271        1,448,889       1,459,110

Gain on mortgage disposition                       --              --          200,074              --
                                         ------------    ------------     ------------     -----------
     Net earnings                        $    698,076    $    701,271     $  1,648,963     $ 1,459,110
                                         ============    ============     ============     ===========

Net earnings allocated to:
  Limited partners - 97.1%               $    677,832    $    680,934     $  1,601,143     $ 1,416,796
  General partner -   2.9%                     20,244          20,337           47,820          42,314
                                         ------------    ------------     ------------     -----------
                                         $    698,076    $    701,271     $  1,648,963     $ 1,459,110
                                         ============    ============     ============     ===========
Net earnings per limited
  partnership Unit-Basic                 $       0.07    $       0.07     $       0.16     $      0.14
                                         ============    ============     ============     ===========



                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                      STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                       For the six months ended June 30, 1998

                                                     (Unaudited)

                                                                                     Unrealized
                                                                                      Gains on
                                                                                    Investment in
                                                General             Limited          FHA-Insured
                                                Partner             Partners         Certificates            Total
                                             ------------         ------------      --------------       -------------

Balance, December 31, 1997                   $ (4,935,128)        $ 39,633,683      $    2,962,024       $  37,660,579

  Net earnings                                     47,820            1,601,143                  --           1,648,963

  Distributions paid or accrued of
    $0.14 per Unit                                (41,813)          (1,400,017)                 --          (1,441,830)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                       --                   --            (150,568)           (150,568)
                                             ------------         ------------       -------------       -------------
Balance, June 30, 1998                       $ (4,929,121)        $ 39,834,809       $   2,811,456       $  37,717,144
                                             ============         ============       =============       =============

Limited Partnership Units
  outstanding - Basic, June 30,
  1998                                                              10,000,125
                                                                  ============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                         AMERICAN INSURED MORTGAGE INVESTORS

                                              STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                                    For the six months ended
                                                                             June 30,
                                                                   1998                  1997
                                                               ------------          ------------
Cash flows from operating activities:
 Net earnings                                                  $  1,648,963          $  1,459,110
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Gain on disposition of insured mortgage                          (200,074)                   --
  Changes in assets and liabilities:
    (Increase) decrease in receivables and
      other assets                                                  (40,432)               14,262
    (Decrease) increase in accounts payable and
      accrued expenses                                              (21,046)                2,214
                                                               ------------          ------------
  Net cash provided by operating activities                       1,387,411             1,475,586
                                                               ------------          ------------

Cash flows from investing activities:
 Receipt of mortgage principal from
  scheduled payments                                                134,201               132,542
                                                               ------------          ------------
  Net cash provided by investing activities                         134,201               132,542
                                                               ------------          ------------
Cash flows from financing activities:
 Distributions paid to partners                                  (1,544,818)           (1,441,832)
                                                               ------------          ------------
  Net cash used in financing activities                          (1,544,818)           (1,441,832)
                                                               ------------          ------------
Net (decrease) increase in cash and cash equivalents                (23,206)              166,296
                                                               ------------          ------------
Cash and cash equivalents, beginning of period                      878,867               656,051
                                                               ------------          ------------
Cash and cash equivalents, end of period                       $    855,661          $    822,347
                                                               ============          ============
Non cash investing activity:
  50% share of debenture received from HUD in exchange
  for the mortgage on Portervillage I Apartments
  (Debenture is held by an affiliate, AIM 85)                  $  1,148,049                    --


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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

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

     New Accounting Standards
     ------------------------

     During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS
130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and six months ended June 30, 1998, comprehensive income was $520,729 and $1,498,395, respectively. For the three and six months ended June 30, 1997, comprehensive income was $800,480 and $1,168,669, respectively.

                                           AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 1998 and December 31, 1997:

                                            June 30,       December 31,
                                              1998             1997
                                         -------------     ------------
Number of
  Acquired Insured Mortgages (1)                     3                4
  Originated Insured Mortgages                       2                2
Amortized Cost                            $ 22,071,392     $ 23,096,728
Face Value                                  24,803,213       26,077,186
Fair Value                                  25,374,100       26,840,133

(1) In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the partnership, American Insured
Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85, with interest payable semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the six months ended June 30, 1998. The net proceeds and accrued interest are included on the Balance Sheet in Receivables and other assets. A distribution will be declared in the quarter in which cash is received for the debenture.


     All of the FHA-Insured Loans are current with respect to payment of principal and interest as of August 1, 1998.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1998, the Partnership received $0 and $52,526, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations. For the three and six months ended June 30, 1997, the Partnership received $0 and $61,988, respectively from the Participations.

                                           AMERICAN INSURED MORTGAGE INVESTORS

                                               NOTES TO FINANCIAL STATEMENTS

                                                       (Unaudited)


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 1998 and December 31, 1997:

                                        June 30,        December 31,
                                          1998              1997
                                    -------------       ------------
Number of mortgages                             9                  9
Amortized Cost                       $ 11,159,302       $ 11,216,144
Face Value                             13,546,494         13,648,992
Fair Value                             13,970,760         14,178,168


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of August 1, 1998.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1998 and 1997 are as follows:


Quarter Ended                        1998           1997
-------------                      --------       --------
March 31,                          $   0.07       $   0.07
June 30,                               0.07           0.07
                                   --------       --------
                                   $   0.14       $   0.14
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the six months ended June 30, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

                                        AMERICAN INSURED MORTGAGE INVESTORS

                                            NOTES TO FINANCIAL STATEMENTS

                                                     (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                     For the three months         For the six months
                                   Capacity in Which                    ended June 30,              ended June 30,
Name of Recipient                     Served/Item                     1998          1997           1998          1997
-----------------             ----------------------------          --------      --------       --------      --------
CRIIMI, Inc.                  General Partner/Distribution          $ 20,906      $ 20,907       $ 41,813      $ 41,814

AIM Acquisition               Advisor/Asset Management Fee            85,773        85,773        171,546       171,546
  Partners, L.P.(1)

CRIIMI MAE Management,        Affiliate of General Partner/           11,323        13,286         18,569        23,280
  Inc.                          Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested
Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the
Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $25,278 and $50,556 for the three and six months ended June 30, 1998, respectively, and a fee equal to $25,278 and
$50,556 for the three and six months ended June 30, 1997, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1998, the Partnership had invested in 14 Insured Mortgage Investments, with an aggregate amortized cost of approximately $33.2 million, face value of approximately $38.3 million and fair value of approximately $39.3 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of August 1, 1998.

Results of Operations
---------------------
     Net earnings increased for the six months ended June 30, 1998, as compared to the corresponding period in 1997, primarily due to the gain recognized on the disposition of the mortgage on Portervillage I Apartments. Net earnings before gain on mortgage disposition did not change significantly for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997.

     In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85, with interest payable semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the six months ended June 30, 1998. The net proceeds and accrued interest are included on the Balance Sheet in Receivables and other assets. A distribution will be declared in the quarter in which cash is received for the debenture.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 1998 to meet operating requirements.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash provided by operating activities decreased slightly for the six months ended June 30, 1998, as compared to the corresponding period in 1997. This was primarily due to an increase in accrued interest due on the 9.5% debenture, as previously discussed.

     Net cash used in financing activities increased for the six months ended June 30, 1998, as compared to the corresponding period in 1997, primarily resulting from an increase in distributions paid to partners.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

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

                                   AMERICAN INSURED MORTGAGE
                                    INVESTORS (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


/s/ August 13, 1998                     /s/ Cynthia O. Azzara
-------------------                     ------------------------
Date                                    Cynthia O. Azzara
                                        Principal Financial
                                          and Accounting Officer