Form 10-Q
period 1998-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1998-11-16
CIK 724533

                          FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1998
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 30, 1998, 10,000,000 depository units of limited partnership interest were outstanding.

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                 INDEX TO FORM 10-Q

                                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                    PAGE
                                                                    ----

PART I.  Financial Information (Unaudited)

Item 1.  Financial Statements

         Balance Sheets - September 30, 1998 (unaudited)
           and December 31, 1997....................                 3

         Statements of Operations - for the three and
           nine months ended September 30, 1998 and 1997
           (unaudited)..............................                 4

         Statement of Changes in Partners' Equity -
           for the nine months ended September 30, 1998
           (unaudited).........................                      5

         Statements of Cash Flows - for the nine
           months ended September 30, 1998 and 1997
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                   BALANCE SHEETS

                                                                 September 30,                    December 31,
                                                                     1998                             1997
                                                                 -------------                    ------------
                                                                   (Unaudited)

                                                       ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Acquired Insured Mortgages                                    $  7,916,093                    $  8,912,223
    Originated Insured Mortgages                                     5,007,894                      14,184,505
                                                                  ------------                    ------------
                                                                    12,923,987                      23,096,728

Investment in FHA-Insured Certificates,
  at fair value                                                     13,916,811                      14,178,168

Cash and cash equivalents                                           11,260,113                         878,867

Receivables and other assets                                         1,419,827                         397,201
                                                                  ------------                    ------------
     Total assets                                                 $ 39,520,738                    $ 38,550,964
                                                                  ============                    ============


                                          LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                             $ 10,916,718                    $    823,903

Accounts payable and accrued expenses                                   64,969                          66,482
                                                                  ------------                    ------------
     Total liabilities                                              10,981,687                         890,385
                                                                  ------------                    ------------
Partners' equity:
  Limited partners' equity                                          30,946,628                      39,633,683
  General partner's deficit                                         (5,194,577)                     (4,935,128)
  Unrealized gains on investment
    in FHA-Insured Certificates                                      2,787,000                       2,962,024
                                                                  ------------                    ------------
     Total partners' equity                                         28,539,051                      37,660,579
                                                                  ------------                    ------------
     Total liabilities and partners'
       equity                                                     $ 39,520,738                    $ 38,550,964
                                                                  ============                    ============


                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                              STATEMENTS OF OPERATIONS

                                                     (Unaudited)

                                                For the three months ended       For the nine months ended
                                                        September 30,                   September 30,
                                                --------------------------     -------------------------------
                                                   1998            1997             1998               1997
                                                ----------      ----------     ------------        -----------
Income:
  Mortgage investment income                    $  727,642      $  827,825     $  2,401,140        $  2,550,308
  Interest and other income                         75,160           8,263          125,841              26,356
                                                ----------      ----------     ------------        ------------
                                                   802,802         836,088        2,526,981           2,576,664
                                                ----------      ----------     ------------        ------------
Expenses:
  Asset management fee to
    related parties                                 85,773          85,773          257,319             257,319
  General and administrative                        44,223          42,671          147,970             152,591
                                                ----------      ----------     ------------        ------------
                                                   129,996         128,444          405,289             409,910
                                                ----------      ----------     ------------        ------------
     Earnings before gain on
       Mortgage dispositions                       672,806         707,644        2,121,692           2,166,754

Gain on mortgage dispositions                    1,090,277              --        1,290,352                  --
                                                ----------      ----------     ------------        ------------
     Net earnings                               $1,763,083      $  707,644     $  3,412,044        $  2,166,754
                                                ==========      ==========     ============        ============

Net earnings allocated to:
  Limited partners - 97.1%                      $1,711,954      $  687,122     $  3,313,095        $  2,103,918
  General partner -   2.9%                          51,129          20,522           98,949              62,836
                                                ----------      ----------     ------------        ------------
                                                $1,763,083      $  707,644     $  3,412,044        $  2,166,754
                                                ==========      ==========     ============        ============
Net earnings per Unit of limited
  partnership interest - Basic                  $     0.17      $     0.07     $       0.33        $       0.21
                                                ==========      ==========      ===========        ============



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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                        STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                    For the nine months ended September 30, 1998

                                                         (Unaudited)

                                                                                     Unrealized
                                                                                     Gains on
                                                                                   Investment in
                                                General           Limited           FHA-Insured
                                                Partner           Partners         Certificates          Total
                                           ----------------   ----------------  ------------------   ---------------

Balance, December 31, 1997                 $     (4,935,128)  $     39,633,683  $        2,962,024   $    37,660,579

  Net earnings                                       98,949          3,313,095                  --         3,412,044

  Distributions paid or accrued of
    $1.20 per Unit, including $0.87
    return of capital                              (358,398)       (12,000,150)                 --       (12,358,548)

  Adjustment to unrealized gains
    on investment in FHA-Insured
    Certificates                                         --                 --            (175,024)         (175,024)
                                          -----------------   ----------------  ------------------   ---------------
Balance, September 30, 1998               $      (5,194,577)  $     30,946,628  $        2,787,000   $    28,539,051
                                          =================   ================  ==================   ===============

Limited Partnership Units
  outstanding - Basic,
 September 30, 1998                                                 10,000,125
                                                                   ===========




                                         The accompanying notes are an integral part of these financial statements.


PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS




                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                  STATEMENTS OF CASH FLOWS

                                                         (Unaudited)

                                                                         For the nine months ended
                                                                                 September 30,
                                                                            1998           1997
                                                                        -----------    -----------
Cash flows from operating activities:
   Net earnings                                                         $ 3,412,044    $ 2,166,754
   Adjustments to reconcile net
      earnings to net cash provided by
      operating activities:
   Gain on disposition of insured mortgages                              (1,290,352)            --
    Changes in assets and liabilities:
     Decrease (increase) in receivables and other assets                    125,423         (9,781)
     Decrease in accounts payable and accrued expenses                       (1,513)       (10,094)
                                                                        -----------    -----------
     Net cash provided by operating  activities                           2,245,602      2,146,879
                                                                        -----------    -----------
Cash flows from investing activities:
    Receipt of mortgage principal from scheduled payments                   199,615        201,230
    Proceeds from mortgage disposition                                   10,201,762             --
                                                                        -----------    -----------
    Net cash provided by investing activities                            10,401,377        201,230
                                                                        -----------    -----------
Cash flows from financing activities:
    Distributions paid to partners                                       (2,265,733)    (2,162,748)
                                                                        -----------    -----------

    Net cash used in financing activities                                (2,265,733)    (2,162,748)
                                                                        -----------    -----------
Net increase in cash and cash equivalents                                10,381,246        185,361
                                                                        -----------    -----------
Cash and cash equivalents, beginning of period                              878,867        656,051
                                                                        -----------    -----------
Cash and cash equivalents, end of period                                $11,260,113    $   841,412
                                                                        ===========    ===========

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

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc, an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Parntership including, without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

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

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)

2.     BASIS OF PRESENTATION - Continued

currently reported by the Partnership   adjusted  for   unrealized   gains  and
losses   related  to  the Partnership's  mortgages  accounted  for as
"available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive income was
$1,738,627  and  $3,237,020, respectively.   For  the  three  and  nine  months
ended September 30, 1997, comprehensive income was $685,750 and $1,854,419, respectively.

3.       INVESTMENT IN FHA-INSURED LOANS

         Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of September 30, 1998 and December 31, 1997:

                                                              September 30,              December 31,
                                                                   1998                      1997
                                                              -------------             ------------
Number of
  Acquired Insured Mortgages (1)                                          3                        4
  Originated Insured Mortgages(2)                                         1                        2
Amortized Cost                                                 $ 12,923,987             $ 23,096,728
Face Value                                                       15,224,896               26,077,186
Fair Value                                                       15,599,907               26,840,133

(1) In March 1998, HUD issued assignment proceeds in the form of a 9.5% debenture for the mortgage on Portervillage I Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the partnership, American
     Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85, with interest payable semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.1 million and has recognized a gain of approximately $200,000 for the nine months ended September 30, 1998. The net proceeds and accrued interest are included on the Balance Sheet in Receivables and other assets. A distribution will be declared in the quarter in which cash is received for the debenture.

(2)  In September 1998, the mortgage on Waters Edge Apartments was prepaid.  The
     Partnership received net proceeds of approximately $10.2 million and recognized a gain of approximately $1.1 million for the nine months ended
     September 30, 1998. A distribution of approximately $0.99 per Unit related to the prepayment of this mortgage was declared in September 1998 and was paid to Unitholders in November 1998.


         All of the FHA-Insured Loans are current with respect to payment of principal and interest as of November 1, 1998.

         In  addition  to  base  interest   payments  from  originated   insured
mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1998, the Partnership received $0 and $52,526, respectively, from the Participations. For the three and nine months ended September 30, 1997, the Partnership received $0 and $61,988, respectively from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)
4.       INVESTMENT IN FHA-INSURED CERTIFICATES

         Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of September 30, 1998 and December 31, 1997:

                                                              September 30,             December 31,
                                                                   1998                     1997
                                                              -------------             ------------
Number of mortgages                                                       9                        9
Amortized Cost                                                 $ 11,129,811             $ 11,216,144
Face Value                                                       13,493,787               13,648,992
Fair Value                                                       13,916,811               14,178,168


         All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of November 1, 1998.

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1998 and 1997 are as follows:


Quarter Ended                                          1998              1997
-------------                                        --------          --------
March 30,                                                0.07              0.07
June 30,                                             $   0.07          $   0.07
September 30,                                            1.06(1)           0.07
                                                     --------          --------
                                                     $   1.20          $   0.21
                                                     ========          ========

(1) This amount includes approximately $0.99 per Unit return of capital and gain from the disposition of the mortgage on Waters Edge Apartments.


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

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)
6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities have, during the nine months ended September 30, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:



                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
               --------------------------------------------------------------------------------------

                                                         For the three months       For the nine months
                         Capacity in Which               ended September 30,        ended September 30,
Name of Recipient             Served/Item                  1998         1997           1998         1997
-----------------        ------------------              --------     --------      ---------    ---------
CRIIMI, Inc.             General Partner/Distribution    $ 316,585    $ 20,907      $ 358,398    $  62,721

AIM Acquisition          Advisor/Asset Management Fee       85,773      85,773        257,319      257,319
  Partners, L.P.(1)

CRIIMI MAE Management,   Affiliate of General Partner/       7,069       6,282         25,638       29,562
  Inc.                     Expense Reimbursement

         (1) The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $25,278 and $75,834 for the three and nine months ended September 30, 1998, respectively, and a fee equal to $25,278 and $75,834 for the three and nine months ended September 30, 1997, respectively.
The Sub-advisor is an affiliate of CRIIMI MAE.


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

     On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc, an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Parntership including, without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under "Liquidity and Capital Resources", and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

General
-------
     As of September 30, 1998, the Partnership had invested in 13 Insured Mortgage Investments, with an aggregate amortized cost of approximately $24.1
million,   face  value  of  approximately   $28.7  million  and  fair  value  of
approximately $29.5 million.

     All of the mortgage investments are current with respect to payment of principal and interest as of November 1, 1998.

Results of Operations
---------------------
     Net earnings increased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to the gain recognized on the disposition of the mortgages on Waters Edge Apartments and Portervillage I Apartments. Net earnings before gain on mortgage dispositions did not change significantly for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997.

     Mortgage investment income decreased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to the disposition of mortgages on Waters Edge Apartments and Portervillage I Apartments.

     Interest and other income increased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to interest income earned on the 9.5% debenture received from HUD in March 1998 in exchange for the mortgage on Portervillage I Apartments.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the nine months ended September 30, 1998 to meet operating requirements.

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

     Net cash provided by operating activities increased slightly for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, primarily due to an increase in interest income received from the 9.5% debenture, as previously discussed.

     Net cash provided by investing activities increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, primarily due to an increase in proceeds from mortgage dispositions, as previously discussed.

Other
-----
     On October 5, 1998, CRIIMI MAE Inc. the parent of the General Partner, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE Inc. will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE Inc. has not historically represented a significant source of capital for the General Partner or the the Partnership.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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

                                                  AMERICAN INSURED MORTGAGE
                                                    INVESTORS (Registrant)

                                                  By:  CRIIMI, Inc.
                                                       General Partner


/s/ November 16, 1998                                  /s/ Cynthia O. Azzara
---------------------                                  ------------------------
Date                                                   Cynthia O. Azzara
                                                       Principal Financial and
                                                         Accounting Officer