Form 10-K
period 1998-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1999-04-01
CIK 724533

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
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

         Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         As of March 5, 1999, 10,000,125 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $27,467,220.

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                   Page
                                                                   ----
Item 1.    Business................................................  4
Item 2.    Properties..............................................  5
Item 3.    Legal Proceedings.......................................  5
Item 4.    Submission of Matters to a Vote of
             Security Holders......................................  6

                                     PART II
                                     -------
Item 5.    Market for Registrant's Securities and
             Related Security Holder Matters.......................  7
Item 6.    Selected Financial Data.................................  8
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations............................................  9
Item 7A.   Qualitative and Quantitative Disclosures
             About Market Risk..................................... 15
Item 8.    Financial Statements and Supplementary Data............. 15
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................ 15

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the
             Registrant............................................ 15
Item 11.   Executive Compensation.................................. 18
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management................................. 19
Item 13.   Certain Relationships and Related
             Transactions.......................................... 19

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K................................... 20

Signatures ........................................................ 23

                                     PART I

ITEM 1.  BUSINESS

Development and Description of Business
---------------------------------------
         Information concerning the business of American Insured Mortgage Investors (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 6 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1998, which is hereby incorporated by reference herein.

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

         CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that CRIIMI MAE, one or more of the "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

Forward-Looking Statements
--------------------------
         In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
          The Units are traded on the American Stock Exchange (AMEX) with a trading symbol of "AIA". The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1998 and 1997 were as follows:

                                                                                               Amount of
                                                               1998                          Distribution
    Quarter Ended                                      High              Low                    Per Unit
   ---------------------                             ---------         ---------             ---------------
   March 31                                          $   3 1/2         $   3 1/4                   $    0.07
   June 30                                               3 1/2             3 1/4                        0.07
   September 30                                          3 11/16           3 5/16                       1.06 (1)
   December 31                                           3 15/16           2 5/8                        0.09
                                                                                                   ---------
                                                                                                   $    1.29
                                                                                                   =========

                                                                                               Amount of
                                                               1997                          Distribution
     Quarter Ended                                     High              Low                   Per Unit
   ---------------------                             ---------         ---------             ---------------
   March 31                                          $  3 1/2             3 1/4                    $    0.07
   June 30                                              3 9/16            3 1/4                         0.07
   September 30                                         3 9/16            3 3/16                        0.07
   December 31                                          3 7/16            3 1/8                         0.08
                                                                                                   ---------
                                                                                                   $    0.29
                                                                                                   =========

   (1) This amount includes approximately $0.99 per Unit representing net proceeds from the prepayment of the mortgage on Water's Edge Apartments.

         There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
           MATTERS - Continued

                                                  Approximate Number
                                                 of Unitholders as of
     Title of Class                                December 31, 1998
---------------------------                      ----------------------

Depositary Units of Limited
 Partnership Interest                                    8,000

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA
        (Dollars in thousands, except per Unit amounts)

                                                                                 For the years ended December 31,
                                                             1998              1997            1996            1995         1994
                                                         ------------      ------------    ------------    ------------  -----------
Income                                                   $      3,191      $     3,415     $     3,445     $     3,626   $    3,736

Net gains (losses) from
  mortgage modifications/dispositions                           1,290               --            (146)             --          196

Net earnings                                                    3,978            2,879           2,758           3,041        3,280

Composition of distributions
  per Limited Partnership
  Unit(1)(2):
    Net earnings - Basic                                 $       0.39      $      0.28     $      0.27     $      0.30   $     0.32
    Return of capital                                            0.90             0.01            0.03            0.02         0.81
                                                         ------------      -----------     -----------     -----------   ----------
       Total                                             $       1.29      $      0.29     $      0.30     $      0.32   $     1.13
                                                         ============      ===========     ===========     ===========   ==========

                                                                                             As of December 31,
                                                                                        --------------------------
                                                             1998              1997            1996           1995          1994
                                                        -------------      ------------    ------------    ------------  -----------
Total assets                                            $      28,735      $     38,551    $     38,385    $     39,415  $    38,161


Partners' equity                                               27,750            37,661          37,590          38,493       37,241


(1) Calculated  based upon the weighted  average  number of Limited  Partnership
    Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1998, 1997, 1996, 1995 and 1994 which were paid subsequent to each year end. See Notes 4 and 7 of the Notes to Financial Statements contained in Item 8. "Financial Statements and
    Supplementary Data."


         The selected statements of income and comprehensive income data presented above for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data as of December 31, 1998 and 1997, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of income and comprehensive income data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, Inc. managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership (CMSLP), an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and the parent to AIM Investment L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Year 2000
---------
         The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of March 30, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the General Partner's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

         The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities. The Partnership believes that its greatest exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CMSLP currently services approximately 21% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has substantially completed compliance testing on the upgrade.

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS - Continued

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by May 31, 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

Mortgage Investments
--------------------
         Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

         As of December 31, 1998, the Partnership had invested in 13 Insured Mortgages, with an aggregate amortized cost of approximately $24.0 million, a face value of approximately $28.6 million and a fair value of approximately $28.7 million, as discussed below.

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

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Investment in FHA-Insured Loans
--------------------------------
         Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1998 and 1997:

                                                                           December 31,
                                                                 1998                    1997
                                                            ---------------         ----------------
Number of
  Acquired Insured Mortgages (1)                                          3                        4
  Originated Insured Mortgages (2)                                        1                        2
Amortized Cost                                                 $ 12,891,015             $ 23,096,728
Face Value                                                       15,170,295               26,077,186
Fair Value                                                       15,238,597               26,840,133

(1)      In March  1998,  HUD issued  assignment  proceeds in the form of a 9.5%
         debenture for the mortgage on Portervillage I Apartments. This mortgage was owned  50% by AIM 84 and 50% by an  affiliate  of the  Partnership,
         American  Insured  Mortgage  Investors - Series 85, L.P.  (AIM 85). The
         debenture, with a face value of $2,296,098,  was issued to AIM 85, with interest payable semi-annually on January 1 and July 1. The Partnership recognized a gain of approximately $200,000 for the year ended December
         31,  1998  related to this  assignment.  The net  proceeds  and accrued interest are included in the Balance  Sheet as of December 31, 1998. In
         January  1999,  the  debenture  was   liquidated  at  par  value.   The
         Partnership received  approximately $1.2 million for their share of the
         debenture  proceeds,   including  interest  of  approximately  $55,000.
         Accordingly, a distribution of $0.12 per Unit related to the receipt of these proceeds was declared in March 1999 and is expected to be paid to
         Unitholders in May 1999.

(2) On September 1, 1998, the mortgage on Water's Edge Apartments was prepaid. The Partnership received net proceeds of approximately $10.2 million, and recognized a gain of approximately $1.1 million for the year ended December 31, 1998. A distribution of $0.99 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.


         All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 26, 1999.

         In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received $52,526, $61,988 and $12,158, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


Investment in FHA-Insured Certificates
--------------------------------------
         Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1998 and 1997:

                                                                         December 31,
                                                                 1998                    1997
                                                            ---------------         ----------------
Number of mortgages                                                       9                        9
Amortized Cost                                                 $ 11,099,580             $ 11,216,144
Face Value                                                       13,440,088               13,648,992
Fair Value                                                       13,458,100               14,178,168


         All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of March 26, 1999.

Results of Operations
---------------------

1998 versus 1997
----------------
         Net earnings increased for 1998 as compared to 1997 primarily due to an increase in gains on mortgage dispositions. In 1998, gains were realized on the prepayment of the mortgage on Waters Edge Apartments and the assignment of the mortgage on Portervillage I Apartments, as discussed below. No mortgages were disposed of or modified during 1997.

         The increase in net earnings was partially offset by a decrease in mortgage investment income, caused by the reduction in the mortgage base, as discussed previously.

1997 versus 1996
----------------
         Net earnings increased for 1997 as compared to 1996 primarily due to the loss incurred in 1996 on the mortgage modification of Creekside Village. No mortgages were disposed of or modified during 1997.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 1998, 1997 and 1996 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating requirements for 1999.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses.

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

Cash Flow - 1998 versus 1997
----------------------------
         Net cash provided by operating activities decreased for 1998 as compared to 1997 primarily due to an increase in due from affiliate, as discussed previously, and a reduction in net earnings (excluding gains from mortgage dispositions) in 1998.

         Net cash provided by investing activities increased for 1998 as compared to 1997 due to proceeds received from the prepayment and assignment of two mortgages in 1998.

         Net cash used in financing activities increased for 1998 as compared to 1997 primarily due to larger distributions to Unitholders in 1998 related to the prepayment of one mortgage.

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

                                     PART II

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

         The table below provides information about the Partnership's Insured Mortgages all of which were entered into for purposes other than trading. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.

                                                                                                             Fair
                                    1999      2000     2001      2002     2003     Thereafter      Total      Value
                                   ------    ------   ------    ------   ------   ------------     -------   -------
Insured Mortgages
  (in millions)                     $3.9     $3.7     $3.6      $3.6      $3.5       $29.1          $47.4     $28.7

Average Interest Rate               7.48%    7.48%    7.48%     7.48%     7.48%       7.53%            --        --


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained on pages 24 through 42.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURES
         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b), (c) and (e)

         The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a general Partnership interest of 2.9%. The affairs of the Partnership are generally managed by the General Partner, which is wholly owned by CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI, Inc. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, such advisor no longer advises CRIIMI MAE.

         AIM Acquisition Partners L.P., (the Advisor) serves as the advisor to the Partnership. AIM Acquisition Corporation is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. Effective September 6, 1991 and through June 30, 1995, a

                                    PART III
sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

         The General Partner is also the general partner of American Insured Mortgage Investors - Series 85, L.P. (AIM 85), American Insured Mortgage Investors L.P. - Series 86 (AIM 86) and American Insured Mortgage Investors L.P.
- Series 88 (AIM 88), limited partnerships with investment objectives similar to those of the Partnership.


The following table sets forth information concerning the executive officers and directors of the General Partner as of March 15, 1999:


Name                                        Age                         Position
----                                       -----                       -----------
William B. Dockser                          62                         Chairman of the Board

H. William Willoughby                       52                         President and Secretary

Frederick J. Burchill (a)                   50                         Executive Vice President

Cynthia O. Azzara                           39                         Senior Vice President, Chief Financial Officer and Treasurer

Brian L. Hanson                             37                         Senior Vice President

David B. Iannarone                          38                         Senior Vice President and General Counsel

Garrett G. Carlson, Sr.                     61                         Director

G. Richard Dunnells                         61                         Director

Robert Merrick                              54                         Director

Robert E. Woods                             51                         Director


         William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of CRI, serving as its Chairman of the Board since 1974.

         H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. He has also served as a director of CRIIMI MAE Financial Corporation since 1995. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

                                    PART III

         (a) Mr. Burchill was Executive Vice President of the General Partner until his resignation from CRIIMI MAE and the General Partner on February 8, 1999.

         Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, Accounting and Finance Departments of CRI from 1985 to June 1995.

         Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners, Lanham, Maryland from 1991 to March 1996.

         David B. Iannarone has served as Senior Vice President of the General Partner since March 1998. Mr. Iannarone has served as Senior Vice President of CRIIMI MAE since March 1998; General Counsel of CRIIMI MAE since July 1996; Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

         Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995 and member of the board of Bank Windsor from 1992 to 1994.

         G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner, Partner in the Washington, D.C. office and former Director of the law firm of Holland & Knight since January 1994; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

                                    PART III

         Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

         Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and head of loan syndications for the Americas at Societe Generale, New York since 1997; Managing Director, head of Real Estate Capital Markets and Mortgage-backed Securities division, Citicorp from 1991 to 1997, Head of Citicorp's syndications, private placements, money markets and asset-backed businesses from 1985 to 1990.

         (d) There is no family relationship between any of the officers and directors of the General Partner.

         (f)      Involvement in certain legal proceedings.

                  None.

         (g)      Promoters and control persons.

                  Not applicable.

         (h) Section 16 (a) Beneficial Ownership Reporting Compliance-Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 4 of the notes to the financial statements of the Partnership.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(a) As of December 31, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) As of December 31, 1998, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with management and others.

                  Note 4 of the notes to the Partnership's financial statements of this report contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

         (b)      Certain business relationships.

                  Other than as set forth in Item 11 of this report which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the General Partner of the Partnership are officers, directors or equity owners.

         (c)      Indebtedness of management.

                  None.

         (d)      Transactions with promoters.

                  Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

         (a)(1)   Financial Statements:

                                                                 Page
Description                                                     Number
-----------                                                 --------------

Balance Sheets as of December 31, 1998
  and 1997                                                         26

Statements of Income and Comprehensive Income
  for the years ended December 31, 1998, 1997 and 1996             27

Statements of Changes in Partners' Equity
  for the years ended December 31, 1998,
  1997 and 1996                                                    28

Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996                           29

Notes to Financial Statements                                      30

         (a)(2)   Financial Statement Schedules:

                           IV - Mortgage Loans on Real Estate      40

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

                             AMERICAN INSURED MORTGAGE
                             INVESTORS (Registrant)

                             By:  CRIIMI, Inc.
                                  General Partner


/s/ March 30, 1999                 /s/ William B. Dockser
---------------------------        -----------------------------
DATE                               William B. Dockser
                                   Chairman of the Board
                                     and Principal Executive Officer



/s/ March 30, 1999                 /s/ H. William Willoughby
---------------------------        ----------------------------
DATE                               H. William Willoughby
                                   President and Director



/s/ March 30, 1999                 /s/ Cynthia O. Azzara
---------------------------        ----------------------------
DATE                               Cynthia O. Azzara
                                   Principal Financial and
                                     Accounting Officer


/s/ March 30, 1999                 /s/ Garrett G. Carlson, Sr.
---------------------------        ----------------------------
DATE                               Garrett G. Carlson, Sr.
                                   Director


/s/ March 30, 1999                 /s/ G. Richard Dunnells
---------------------------        ----------------------------
DATE                               G. Richard Dunnells
                                   Director

/s/ March 30, 1999                 /s/ Robert J. Merrick
---------------------------        ----------------------------
DATE                               Robert J. Merrick
                                   Director


/s/ March 30, 1999                 /s/ Robert E. Woods
---------------------------        ----------------------------
DATE                               Robert E. Woods
                                   Director

                       AMERICAN INSURED MORTGAGE INVESTORS

              Financial Statements as of December 31, 1998 and 1997

            and for the Years Ended December 31, 1998, 1997 and 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors:

         We have audited the accompanying balance sheets of American Insured Mortgage Investors (the Partnership) as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1998 and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, DC
March 30, 1999

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                   BALANCE SHEETS




                                                              December 31,               December 31,
                                                                  1998                       1997
                                                              ------------               ------------
ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated insured mortgages                              $  4,994,145               $ 14,184,505
    Acquired insured mortgages                                   7,896,870                  8,912,223
                                                              ------------               ------------
                                                                12,891,015                 23,096,728

Investment in FHA-Insured Certificates,
  at fair value                                                 13,458,100                 14,178,168

Cash and cash equivalents                                          958,375                    878,867

Due from Affiliate                                               1,148,049                         --

Receivables and other assets                                       279,302                    397,201
                                                              ------------               ------------
     Total assets                                             $ 28,734,841               $ 38,550,964
                                                              ============               ============
LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                         $    926,891               $    823,903

Accounts payable and accrued expenses                               58,060                     66,482
                                                              ------------               ------------
     Total liabilities                                             984,951                    890,385
                                                              ------------               ------------
Partners' equity:
  Limited partners' equity, 10,000,125
     Units authorized, issued and outstanding                   30,596,406                 39,633,683
  General partner's deficit                                     (5,205,036)                (4,935,128)
  Accumulated other
    comprehensive income                                         2,358,520                  2,962,024
                                                              ------------               ------------
     Total partners' equity                                     27,749,890                 37,660,579
                                                              ------------               ------------
     Total liabilities and partners'
       equity                                                 $ 28,734,841               $ 38,550,964
                                                              ============               ============


                                             The   accompanying   notes  are  an
                                                   integral    part   of   these
                                                   financial statements.


                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                          For the years ended December 31,
                                                                  1998              1997                1996
                                                               ------------      ------------       -------------
Income:
  Mortgage investment income                                   $  2,987,164      $  3,376,465       $  3,413,739
  Interest and other income                                         204,152            38,282             31,263
                                                               ------------      ------------       ------------
                                                                  3,191,316         3,414,747          3,445,002
                                                               ------------      ------------       ------------
Expenses:
  Asset management fee to related parties                           319,794           343,092            343,092
  General and administrative                                        183,621           192,218            197,413
                                                               ------------      ------------       ------------
                                                                    503,415           535,310            540,505
                                                               ------------      ------------       ------------
Earnings before mortgage dispositions/modifications               2,687,901         2,879,437          2,904,497

Gains (losses) on mortgage dispositions/modifications             1,290,352                --           (146,464)
                                                               ------------      ------------       ------------
     Net earnings                                              $  3,978,253      $  2,879,437       $  2,758,033
                                                               ============      ============       ============

Other comprehensive income                                         (603,504)          177,991           (571,841)
                                                               ------------      ------------       ------------
Comprehensive income                                           $  3,374,749      $  3,057,428       $  2,186,192
                                                               ------------      ------------       ------------

Net earnings allocated to:
  Limited partners - 97.1%                                     $  3,862,884      $  2,795,933       $  2,678,050
  General partner -  2.9%                                           115,369            83,504             79,983
                                                               ------------      ------------       ------------
                                                               $  3,978,253      $  2,879,437       $  2,758,033
                                                               ============      ============       ============
Net earnings per limited
  partnership Unit - Basic                                     $       0.39      $       0.28       $       0.27
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

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996

                                                                             Accumulated
                                                                                Other                  Total
                                       General          Limited              Comprehensive            Partners'
                                       Partner          Partners                Income                 Equity
                                    -------------      -----------           -------------           -----------
Balance, January 1, 1996               (4,922,401)      40,059,771               3,355,874            38,493,244

     Net earnings                          79,983        2,678,050                      --             2,758,033

      Adjustment to unrealized gains
       (losses) on investment in
       insured mortgages                       --               --                (571,841)             (571,841)

  Distributions paid or accrued of
    $0.30 per Unit, including return
    of capital of $0.03 per Unit          (89,600)      (3,000,036)                     --            (3,089,636)
                                    -------------      -----------           -------------           -----------
Balance, December 31, 1996             (4,932,018)      39,737,785               2,784,033            37,589,800

    Net earnings                           83,504        2,795,933                      --             2,879,437

       Adjustment to unrealized gains
        (losses) on investments in
        insured mortgages                      --               --                 177,991               177,991

Distributions paid or accrued of
  $0.29 per Unit, including return
  of capital of $0.01 per Unit            (86,614)      (2,900,035)                     --            (2,986,649)
                                    -------------      -----------           -------------           -----------
Balance, December 31, 1997             (4,935,128)      39,633,683               2,962,024            37,660,579

Net earnings                              115,369        3,862,884                      --             3,978,253

    Adjustment to unrealized gains
     (losses) on investments in
     insured mortgages                         --               --                (603,504)             (603,504)

Distributions paid or accrued of
  $1.29 per Unit, including return
  of capital of $0.90 per Unit           (385,277)     (12,900,161)                     --           (13,285,438)
                                    -------------     ------------           -------------           -----------
Balance, December 31, 1998             (5,205,036)      30,596,406               2,358,520            27,749,890
                                    =============       ============           =============         ===========

Limited Partnership Units outstanding -
  basic, as of December 31, 1998, 1997,
  and 1996                                              10,000,125
                                                        ==========


                                               The accompanying notes are an
                                                   integral part of these
                                                   financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                                  1998             1997                1996
                                                                              ------------     ------------        ------------
Cash flows from operating activities:
  Net earnings                                                                $  3,978,253     $  2,879,437        $  2,758,033
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    (Gains) losses on mortgage dispositions/modifications                       (1,290,352)              --             146,464
    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets                          117,899          (36,561)             16,683
      (Decrease) in accounts payable and
        accrued expenses                                                            (8,422)          (7,991)            (23,819)
                                                                              ------------     -------------       ------------
        Net cash provided by operating activities                                2,797,378         2,834,885          2,897,361
                                                                              ------------     -------------       ------------
Cash flows from investing activities:
  Proceeds from disposition of mortgages                                        10,195,241                --                 --
  Receipt of mortgage principal from scheduled payments                            269,339           271,593            277,580
                                                                              ------------     -------------       ------------
        Net cash provided by investing activities                               10,464,580           271,593            277,580
                                                                              ------------     -------------       ------------
Cash flows from financing activities:
  Distributions paid to partners                                               (13,182,450)       (2,883,662)        (3,192,623)
                                                                              ------------     -------------       ------------
Net increase (decrease) in cash and cash equivalents                                79,508           222,816            (17,682)

Cash and cash equivalents, beginning of year                                       878,867           656,051            673,733
                                                                              ------------      ------------       ------------
Cash and cash equivalents, end of year                                        $    958,375      $    878,867       $    656,051
                                                                              ============      ============       ============

Non-cash investing activity:
  50% share of  debenture  received  from HUD in  exchange  for the mortgage on Portervillage I Apartments (debenture is held by an
  affiliate, AIM 85)                                                          $  1,148,049                --                 --









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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, Inc., managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and the parent to AIM Investment L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

1.         ORGANIZATION - Continued

approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

         Reclassifications
         -----------------
                  Certain amounts in the financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the 1998 presentation.

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

                  As of December 31, 1998, the weighted  average  remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 23 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 10 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate

                      AMERICAN INSURED MORTGAGE INVESTORS

                         NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES - Continued

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

                  In  connection  with this  classification,  as of December 31,
         1998 and 1997,  all  of  the   Partnership's   investments  in
         FHA-Insured Certificates are recorded at fair value, with the net unrealized gains on these investments reported as comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as Available for Sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as Available for Sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

                  As of December 31, 1998 and 1997, Investment in FHA-Insured Loans are recorded at amortized cost.

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

         New Accounting Standards
         ------------------------
                  During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." FAS 130 was adopted by the Partnership on January 1, 1998. Unrealized gains and losses are reported in the equity section of the "Balance Sheet" as "accumulated other comprehensive income." The table below breaks out the adjustment to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting gain or loss reflected in the "Statements of Income and Comprehensive Income" (reclassification adjustments) and the portion of the adjustment that relates to those investments that were not disposed of during the period.


                                                                      1998             1997               1996
                                                                ---------------   -------------      -------------
Reclassification adjustment for (gains) losses
  included in net income                                        $            --              --      $          --
Unrealized holding gains (losses) arising during
  the period                                                          (603,504)        177,991             (571,841)
                                                                --------------    ------------       --------------
Net adjustment to unrealized gains (losses) on mortgages        $     (603,504)   $    177,991       $     (571,841)
                                                                --------------    ------------       --------------


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

                      AMERICAN INSURED MORTGAGE INVESTORS

                         NOTES TO FINANCIAL STATEMENTS

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                          As of December 31, 1998            As of December 31, 1997
                                         Amortized       Fair             Amortized          Fair
                                         Cost            Value              Cost             Value
                                     ------------    ------------       ------------      ------------
Investment in FHA-Insured
  Certificates                       $ 11,099,580    $ 13,458,100       $ 11,216,144      $ 14,178,168
                                     ============    ============       ============      ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages       $  4,994,145    $  5,048,745       $ 14,184,505      $ 14,969,834
  Acquired Insured Mortgage             7,896,870      10,189,852          8,912,223        11,870,299
                                     ------------    ------------       ------------      ------------
                                     $ 12,891,015    $ 15,238,597       $ 23,096,728      $ 26,840,133
                                     ============    ============       ============      ============

Cash and cash equivalents            $    958,375    $    958,375       $    878,867      $    878,867

Accrued interest receivable          $    195,172    $    195,172       $    361,525      $    361,525


         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Investment in FHA-Insured Certificates and
           FHA-Insured Loans
         ------------------------------------------------
                  The fair value of the FHA-Insured Certificates and FHA-Insured Loans is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

         Cash and cash equivalents and accrued interest receivable
         ---------------------------------------------------------
                  The carrying amount approximates fair value because of the short maturity of these instruments.

4.       TRANSACTIONS WITH RELATED PARTIES

         The principal officers of the General Partner for the years ended December 31, 1998, 1997 and 1996 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

         The General Partner and certain affiliated entities have, during the years ended December 31, 1998, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                 Capacity in Which                For the year ended December 31,
Name of Recipient                   Served/Item                 1998            1997        1996
-----------------                -----------------            ---------       --------    ---------
CRIIMI, Inc.               General Partner/Distribution       $ 385,277       $ 86,614    $  89,600

AIM Acquisition            Advisor/Asset Management Fee         319,794        343,092      343,092
  Partners, L.P.(1)

CRIIMI MAE                 Affiliate of General Partner/         40,569         36,226       39,974
  Management, Inc.           Expense Reimbursement

American Insured Mortgage  Affiliate of Partnership/
  Investors Series 85-L.P.   Reimbursement of Debenture       1,148,049             --           --
                             Proceeds (See Footnote 5)


  (1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (CMSLP) earned a fee equal to $94,245, $101,112 and $101,112 for the years ended December 31, 1998, 1997 and 1996, respectively. The Limited Partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

5.       INVESTMENT IN FHA-INSURED LOANS

         Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1998 and 1997:

                                                                           December 31,
                                                                 1998                     1997
                                                            ---------------         ----------------
Number of
  Acquired Insured Mortgages (1)                                          3                        4
  Originated Insured Mortgages (2)                                        1                        2
Amortized Cost                                                 $ 12,891,015             $ 23,096,728
Face Value                                                       15,170,295               26,077,186
Fair Value                                                       15,238,597               26,840,133

(1)      In March  1998,  HUD issued  assignment  proceeds in the form of a 9.5%
         debenture for the mortgage on Portervillage I Apartments. This mortgage was owned  50% by AIM 84 and 50% by an  affiliate  of the  Partnership,
         American  Insured  Mortgage  Investors - Series 85, L.P.  (AIM 85). The
         debenture, with a face value of $2,296,098,  was issued to AIM 85, with interest payable semi-annually on January 1 and July 1. The Partnership recognized a gain of approximately $200,000 for the year ended December
         31,  1998  related to this  assignment.  The net  proceeds  and accrued interest are included in the Balance  Sheet as of December 31, 1998. In
         January  1999,  the  debenture  was   liquidated  at  par  value.   The
         Partnership received  approximately $1.2 million for their share of the
         debenture  proceeds,   including  interest  of  approximately  $55,000.
         Accordingly, a distribution of $0.12 per Unit related to the receipt of these proceeds was declared in March 1999 and is expected to be paid to
         Unitholders in May 1999.

(2) On September 1, 1998, the mortgage on Waters Edge Apartments was prepaid. The Partnership received net proceeds of approximately $10.2 million, and recognized a gain of approximately $1.1 million for the year ended December 31, 1998. A distribution of $0.99 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.

                      AMERICAN INSURED MORTGAGE INVESTORS

                         NOTES TO FINANCIAL STATEMENTS

5.       INVESTMENT IN FHA-INSURED LOANS - Continued

         All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 26, 1999.

         In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received $52,526, $61,988 and $12,158, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

6.       INVESTMENT IN FHA-INSURED CERTIFICATES

         Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1998 and 1997:

                                                                           December 31,
                                                                  1998                    1997
                                                           ----------------         ----------------
Number of mortgages                                                       9                        9
Amortized Cost                                                 $ 11,099,580             $ 11,216,144
Face Value                                                       13,440,088               13,648,992
Fair Value                                                       13,458,100               14,178,168


         All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of March 26, 1999.

7.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1998, 1997 and 1996 are as follows:


Quarter Ended                                  1998             1997         1996
-------------                                --------         --------     --------
March 31                                     $   0.07         $   0.07     $   0.08
June 30                                          0.07             0.07         0.08
September 30                                     1.06(1)          0.07         0.07
December 31                                      0.09             0.08         0.07
                                             --------         --------     --------
                                             $   1.29         $   0.29     $   0.30
                                             ========         ========     ========

   (1) This amount includes approximately $0.99 per Unit representing net proceeds from the prepayment of the mortgage on Water's Edge
         Apartments.

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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS


9.       SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998, 1997 and 1996:

         (In Thousands, Except Per Unit Data)

                                                                                    1998
                                                                                Quarter ended
                                                    March 31             June 30            September 30           December 31
                                                  ------------          ----------       -----------------      ----------------
Income                                            $        887          $      837       $             803      $            664
Net earnings                                               951                 698                   1,763                   566
Gain on mortgage dispositions                              200                  --                   1,090                    --
Net earnings per Limited
  Partnership Unit - Basic                        $       0.09          $     0.07       $            0.17      $           0.06


                                                                                    1997
                                                                                Quarter ended
                                                    March 31             June 30            September 30           December 31
                                                  ------------          ----------       -----------------      ----------------
Income                                            $        901          $      840       $              836     $            838
Net earnings                                               758                 701                      708                  712
Net earnings per Limited
  Partnership Unit - Basic                        $       0.07          $     0.07       $             0.07     $           0.07



                                                                                    1996
                                                                                Quarter ended
                                                    March 31             June 30            September 30           December 31
                                                  ------------          ----------       -----------------      ----------------
Income                                            $        906          $      859       $             841      $            839
Net earnings                                               754                 572                     722                   710
Loss on mortgage modification                               --                (146)                     --                    --
Net earnings per Limited
  Partnership Unit - Basic                        $       0.07          $     0.06       $            0.07      $           0.07


                       AMERICAN INSURED MORTGAGE INVESTORS
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                               Interest         Face              Net            Annual Payment
                                Maturity         Put            Rate on       Amount of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)        Mortgage(5)    Mortgage        (3)(7)(9)(10)      Interest) (5)(8)
-------------------------      ---------       --------        -----------   -----------     --------------      ----------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Eastdale Apts.
 Montgomery, AL                    3/23           10/01          7.5%        $ 6,501,349      $   5,021,276      $       592,406
North River Place
  Chillecothe, OH                 10/21           12/01          7.5%          3,046,607          2,357,846              279,509
Town Park Apts.
  Rockingham, NC                  10/22           10/02          7.5%            628,194            517,748               56,755(4)
                                                                             -----------      -------------
  Total Investment in FHA-Insured Loans -
    Acquired Insured Mortgages                                                10,176,150          7,896,870
                                                                             -----------      -------------
Originated Insured Mortgages
----------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)

Creekside Village
  Beaverton, OR                   11/25            1/01          7.75%         4,994,145          4,994,145              442,754
                                                                             -----------      -------------
  Total Investment in FHA-Insured Loans -
    Originated Insured Mortgages                                               4,994,145          4,994,145
                                                                             -----------      -------------

  Total Investment in FHA-Insured Loans                                       15,170,295         12,891,015
                                                                             -----------      -------------
See notes to Schedule IV - Mortgage Loans on Real Estate


                       AMERICAN INSURED MORTGAGE INVESTORS
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                               Interest         Face              Net            Annual Payment
                                Maturity         Put            Rate on       Amount of       Carrying Value     (Principal and
Development Name/Location         Date          Date(1)        Mortgage(5)    Mortgage        (3)(7)(9)(10)      Interest) (5)(8)
-------------------------      ---------       --------        -----------   -----------     --------------      ----------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured
  Certificates
  (carried at fair value)

Bay Pointe Apts.
  Lafayette, IN                   2/23             10/02          7.5%         2,038,674(4)      2,041,355                185,272(4)
Baypoint Shoreline Apts.
  Duluth, MN                      1/22             10/01          7.5%           962,790(4)        964,095                 87,967(4)
Berryhill Apts.
  Grass Valley, CA                1/21             11/02          7.5%         1,247,019(4)      1,248,872                115,899(4)
Brougham Estates II
  Kansas City, KS                11/22              3/02          7.5%         2,560,054(4)      2,563,272                230,860(4)
College Green Apts.
  Wilmington, NC                  3/23              2/02          7.5%         1,375,840(4)      1,377,519                123,455(4)
Fox Run Apts.
  Dothan, AL                     10/19             11/99          7.5%         1,219,703(4)      1,221,753                116,242(4)
Kaynorth Apts.
  Lansing, MI                     4/23              9/02          7.5%         1,866,941(4)      1,869,202                167,318(4)
Lakeside Apts.
  Bennettsville, SC               1/22              2/02          7.5%           386,387(4)        386,911                 35,303(4)
Westbrook Apts.
  Kokomo, IN                     11/22              9/02          7.5%         1,782,680(4)      1,785,121                163,177(4)
                                                                             -----------      ------------
  Total Investment in FHA-Insured Certificates                                13,440,088        13,458,100
                                                                             -----------      ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                      $28,610,383      $ 26,349,115
                                                                             ===========      ============

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

(5) In addition, the servicer of the insured mortgages (primarily unaffiliated third parties) is entitled to receive compensation for certain services rendered in an amount up to ten basis points (0.10%) of the unpaid principal balance of the insured mortgages.

(6)      Not used.

(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

(8) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(9) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 1998 and 1997, is as follows:

                                                                1998                        1997
                                                            ------------                ------------
Beginning balance                                           $ 37,274,896                $ 37,368,498

  Gain on mortgage dispositions/modifications                  1,290,352                          --
  Proceeds from disposition of  mortgages                    (11,343,290) (1)                     --
  Principal receipts on Insured Mortgages                       (269,339)                   (271,593)
  Increase (decrease) in  unrealized gains on
    investment in Insured Mortgages                             (603,504)                    177,991
                                                            ------------                ------------
Ending balance                                              $ 26,349,115                $ 37,274,896
                                                            ============                ============

(1) This amount represents cash proceeds of $10,195,241 (as reflected in the "Statement of Cash Flows") and non-cash proceeds of $1,148,049.


(10) The tax basis of the Insured Mortgages was approximately $22.9 million and $33.7 million as of December 31, 1998 and 1997, respectively.