Form 10-Q
period 1999-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 1999-05-14
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1999
                              --------------

Commission file number            1-11060
                              --------------

                  AERICAN INSURED MORTGAGE INVESTORS
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As  of  March  31,  1999,   10,000,125   depository  units  of  limited
partnership interest were outstanding.

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                 INDEX TO FORM 10-Q

                                        FOR THE QUARTER ENDED MARCH 31, 1999


                                                                      PAGE
                                                                      ----

PART I.  Financial Information (Unaudited)

Item 1.  Financial Statements

                  Balance Sheets - March 31, 1999 (unaudited)
                    and December 31, 1998....................           3

                  Statements of Income and Comprehensive Income -
                    for the three months ended March 31, 1999
                    and 1998 (unaudited).....................           4

                  Statement of Changes in Partners' Equity -
                    for the three months ended March 31, 1999
                    (unaudited).........................                5

                  Statements of Cash Flows - for the three
                    months ended March 31, 1999 and 1998
                    (unaudited)..............................           6

                  Notes to Financial Statements..............           7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................          11

Item 2A.          Qualitative and Quantitative Disclosures
                    About Market Risk. . . . . . . . . . .             15

PART II. Other Information

Item 6.           Exhibits and Reports on Form 8-K...........          16

Signature............................................                  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                   BALANCE SHEETS

                                                                          March 31,              December 31,
                                                                            1999                     1998
                                                                        -----------            --------------
                                                                         (Unaudited)

                                                       ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated Insured Mortgages                                       $  4,980,128            $   4,994,145
    Acquired Insured Mortgages                                            7,877,124                7,896,870
                                                                       ------------            -------------
                                                                         12,857,252               12,891,015

Investment in FHA-Insured Certificates,
  at fair value                                                          13,403,728               13,458,100

Cash and cash equivalents                                                 1,803,446                  958,375

Due from Affiliate                                                               --                1,148,049

Receivables and other assets                                                217,096                  279,302
                                                                       ------------             ------------
     Total assets                                                      $ 28,281,522             $ 28,734,841
                                                                       ============             ============


                                          LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                  $  1,750,794             $    926,891

Accounts payable and accrued expenses                                        95,312                   58,060
                                                                       ------------             ------------
     Total liabilities                                                    1,846,106                  984,951
                                                                       ------------             ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                               29,342,757               30,596,406
  General partner's deficit                                              (5,242,478)              (5,205,036)
  Accumulated other
    comprehensive income                                                  2,335,137                2,358,520
                                                                       ------------             ------------
     Total partners' equity                                              26,435,416               27,749,890
                                                                       ------------             ------------
     Total liabilities and partners'
       equity                                                          $ 28,281,522             $ 28,734,841
                                                                       ============             ============


                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                  For the three months ended
                                                                             March 31,
                                                                --------------------------------

                                                                   1999                1998
                                                                ---------           ---------
Income:
  Mortgage investment income                                   $  584,478          $  874,119
  Interest and other income                                        14,677              12,880
                                                               ----------          ----------
                                                                  599,155             886,999
                                                               ----------          ----------
Expenses:
  Asset management fee to
    related parties                                                60,905              85,773
  General and administrative                                       78,547              50,413
                                                                ---------          ----------
                                                                  139,452             136,186
                                                                ---------          ----------

Earnings before gain on
    mortgage dispositions                                         459,703             750,813

Gain on mortgage dispositions                                          --             200,074
                                                                ---------          ----------

Net earnings                                                    $ 459,703          $  950,887
                                                                =========          ==========
Other comprehensive income (loss)                                 (23,383)             26,779
                                                                ---------          ----------
Comprehensive income                                            $ 436,320          $  977,666
                                                                ---------          ----------
Net earnings allocated to:
  Limited partners - 97.1%                                      $ 446,372          $  923,311
  General partner -   2.9%                                         13,331              27,576
                                                                ---------          ----------
                                                                $ 459,703          $  950,887
                                                                =========          ==========
Net earnings per Unit of limited
  partnership interest - Basic                                  $    0.04          $     0.09
                                                                =========          ==========



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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1999

                                   (Unaudited)


                                                                                      Accumulated
                                                                                         Other
                                                General           Limited            Comprehensive
                                                Partner           Partners               Income           Total
                                           ----------------   ----------------   -----------------  ----------------

Balance, December 31, 1998                    $  (5,205,036)      $ 30,596,406      $    2,358,520      $ 27,749,890

Net earnings                                         13,331            446,372                  --           459,703

Adjustment to unrealized gains (losses)
    on investments in insured mortgages                  --                 --             (23,383)          (23,383)

Distributions paid or accrued of
    $0.17 per Unit, including
    return of capital of $0.13 per Unit             (50,773)        (1,700,021)                 --        (1,750,794)
                                           ----------------  -----------------    ----------------  ----------------
Balance, March 31, 1999                    $     (5,242,478) $      29,342,757    $      2,335,137  $     26,435,416
                                           ================  =================    ================  ================

Limited Partnership Units
  outstanding - Basic, March 31, 1999                               10,000,125
                                                                   ===========




                                         The   accompanying    notes    are   an
                                               integral part of these  financial
                                               statements.

                                             AMERICAN INSURED MORTGAGE INVESTORS

                                                  STATEMENTS OF CASH FLOWS

                                                         (Unaudited)

                                                                         For the three months ended
                                                                                     March 31,
                                                                             1999            1998
                                                                         ------------    ------------
Cash flows from operating activities:
   Net earnings                                                          $    459,703     $   950,887
   Adjustments to reconcile net
      earnings to net cash provided by
      operating activities:
      Gain on disposition of insured mortgages                                     --        (200,074)
      Changes in assets and liabilities:
       Decrease (increase) in receivables and other assets                     62,206         (13,366)
       Increase(decrease) in accounts payable and accrued expenses             37,252          (4,353)
                                                                         ------------     -----------
    Net cash provided by operating  activities                                559,161         733,094
                                                                         ------------     -----------
Cash flows from investing activities:
    Receipt of mortgage principal from scheduled payments                      64,752          62,997
    Debenture proceeds received from affiliate                              1,148,049              --
                                                                         ------------     -----------
    Net cash provided by investing activities                               1,212,801          62,997
                                                                         ------------     -----------
Cash flows from financing activities:
    Distributions paid to partners                                           (926,891)       (823,903)
                                                                         ------------     -----------

    Net cash used in financing activities                                    (926,891)       (823,903)
                                                                         ------------     -----------
Net increase (decrease) in cash and cash equivalents                          845,071            (27,812)

Cash and cash equivalents, beginning of period                                958,375         878,867
                                                                         ------------     -----------
Cash and cash equivalents, end of period                                 $  1,803,446     $   851,055
                                                                         ============     ===========

Non cash investing activity:
    50% share of debenture received from HUD
    in exchange for the mortgage on Portervillage I
    Apartments (Debenture is held by an affiliate, AIM 85)               $        --      $ 1,148,049


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

         AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition
Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the
Partnership;   however,   CRIIMI  MAE  has  not  historically represented  a
significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace
CRIIMI  MAE   Management,   Inc.  as  a  provider  of  personnel   and
administrative services to the Partnership.

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1999 and December 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

         Comprehensive Income
         --------------------
                  Comprehensive income is the change in Partners' equity during a period from transactions from nonowner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." Unrealized gains and losses are reported in the equity section of the Balance Sheet as "Accumulated Other Comprehensive Income."

3.       INVESTMENT IN FHA-INSURED LOANS


         Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 1999 and December 31, 1998:

                                                          March 31,               December 31,
                                                            1999                     1998
                                                        --------------         ----------------
Number of
  Acquired Insured Mortgages                                         3                        3
  Originated Insured Mortgages                                       1                        1
Amortized Cost                                          $   12,857,252             $ 12,891,015
Face Value                                                  15,114,654               15,170,295
Fair Value                                                  15,133,317               15,238,597

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)

3.       INVESTMENT IN FHA-INSURED LOANS - Continued

         All of the FHA-Insured Loans are current with respect to payment of principal and interest as of May 1, 1999.

         In  addition  to  base  interest   payments  from  originated   insured
mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1999 and 1998, the Partnership received $0 and $52,526, respectively, from the Participations.

4.       INVESTMENT IN FHA-INSURED CERTIFICATES

         Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of March 31, 1999 and December 31, 1998:

                                                               March 31,              December 31,
                                                                 1998                      1998
                                                            ---------------         ----------------
Number of mortgages                                                       9                        9
Amortized Cost                                                 $ 11,068,591             $ 11,099,580
Face Value                                                       13,385,377               13,440,088
Fair Value                                                       13,403,728               13,458,100


         All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of May 1, 1999.

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1999 and 1998 are as follows:


Quarter Ended                                          1999              1998
-------------                                        --------          --------
March 31,                                            $   0.17(1)       $   0.07
                                                     ========          ========

(1) This amount includes approximately $0.12 per Unit of return of capital due to redemption of debentures received from the assignment of the mortgage on Portervillage I Apartments. This amount was received from an affiliate of the partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture was issued to AIM 85, since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by AIM 85.



         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

6.       TRANSACTIONS WITH RELATED PARTIES


         The General Partner and certain affiliated entities have, during the three months ended March 31, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                                         For the three months
                          Capacity in Which                               ended  March 31,
Name of Recipient            Served/Item                                  1999          1998
-----------------       ----------------------                        -----------   ----------
CRIIMI, Inc.          General Partner/Distribution                    $    50,773   $   20,907

AIM Acquisition       Advisor/Asset Management Fee                         60,905       85,773
Partners, L.P.(1)

CRIIMI MAE
  Management, Inc.    Affiliate of General Partner/                         6,806        7,246
                       Expense Reimbursement

(1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $17,949 and $25,278 for the three months ended March 31, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.


PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
         The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of such risks and uncertainties.

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under Liquidity and Capital Resources, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of May 10, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

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

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties (i.e., tenants in mortgage collateral, borrowers, building service providers to mortgage collateral, banks and other financial institutions, etc.) to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities.


     The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CMSLP currently services approximately 21% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its organizational compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by mid 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General
-------
         As of March 31, 1999, the Partnership had invested in 13 Insured Mortgage Investments, with an aggregate amortized cost of approximately $23.9 million, face value of approximately $28.5 million and fair value of approximately $28.5 million.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued

         All of the mortgage investments are current with respect to payment of principal and interest as of May 1, 1999.

Results of Operations
---------------------
         Net earnings decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to a reduction in mortgage investment income, as discussed below, and due to a decrease in gains recognized on the disposition of mortgages, as discussed below.

         Mortgage investment income decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the disposition of mortgages on Waters Edge Apartments and Portervillage I Apartments during the first quarter of 1998.

         Asset management fees to related parties decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in the mortgage base.

         General and administrative expense increased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to increased temporary employment costs in 1999.

         Gain on mortgage dispositions decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998. No gains or losses were recognized for the first quarter of 1999. During the first quarter of 1998, a gain of approximately $200,000 was recognized from the assignment of the mortgage on Portervillage I Apartments. The assignment proceeds were issued in the form of a 9.5% debenture. This mortgage was owned 50% by the Partnership and 50% by an affiliate of the partnership, American Insured Mortgage Investors
- Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85 and earned interest semi-annually on January 1 and July 1. In January 1999, the debenture was redeemed and the net proceeds of approximately $1.1 million were received by the Partnership. A distribution of $0.12 per Unit was declared in March 1999 and paid to Unitholders in May 1999.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 1999 to meet operating requirements.

         The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued

includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

         Net cash provided by operating activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income, as previously discussed.

         Net cash provided by investing activities increased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to an increase in debenture proceeds received from affiliate, as previously discussed.

         Net cash used in financing activities increased for the three months ended March 31, 1999, as compared to the corresponding period in 1998 due to larger distributions paid to Unitholders during the first quarter of 1999.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the
Partnership;   however,   CRIIMI  MAE  has  not  historically represented  a
significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace
CRIIMI  MAE   Management,   Inc.  as  a  provider  of  personnel   and
administrative services to the Partnership.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
           RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets. Management has determined that there has not been a material change as of March 31, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

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


/s/                                                /s/ Cynthia O. Azzara
-------------------                                ------------------------
Date                                               Cynthia O. Azzara
                                                   Principal Financial
                                                     and Accounting Officer