Form 10-Q
period 1999-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1999-08-13
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1999
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

         As of June 30, 1999, 10,000,125 depository units of limited partnership interest were outstanding.

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                 INDEX TO FORM 10-Q

                                         FOR THE QUARTER ENDED JUNE 30, 1999


                                                                      PAGE
                                                                      ----

PART I.  Financial Information (Unaudited)

Item 1.  Financial Statements

                  Balance Sheets - June 30, 1999 (unaudited)
                    and December 31, 1998....................           3
                  Statements of Income and
                    Comprehensive Income -
                    for the three and six months ended June 30,
                    1999 and 1998 (unaudited).................          4

                  Statement of Changes in Partners' Equity -
                    for the six months ended June 30, 1999
                    (unaudited).........................                5

                  Statements of Cash Flows - for the six
                    months ended June 30, 1999 and 1998
                    (unaudited)..............................           6

                  Notes to Financial Statements..............           7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                    Operations...............................          11

Item 2A.          Qualitative and Quantitative Disclosures
                    About Market Risk. . . . . . . . . . .             15

PART II. Other Information

Item 6.           Exhibits and Reports on Form 8-K...........          16

Signature............................................                  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                         AMERICAN INSURED MORTGAGE INVESTORS

                                                    BALANCE SHEETS

                                                                          June 30,              December 31,
                                                                            1999                     1998
                                                                        -----------            --------------
                                                                        (Unaudited)

                                                       ASSETS

Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount:
    Originated Insured Mortgages                                       $  4,965,838              $  4,994,145
    Acquired Insured Mortgages                                            7,856,842                 7,896,870
                                                                       -------------             -------------
                                                                         12,822,680                12,891,015

Investment in FHA-Insured Certificates,
  at fair value                                                          12,947,881                13,458,100

Cash and cash equivalents                                                   556,122                   958,375

Due from Affiliate                                                               --                 1,148,049

Receivables and other assets                                                216,410                   279,302
                                                                       -------------             -------------
     Total assets                                                      $ 26,543,093              $ 28,734,841

                                                                       =============             =============


                                          LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                  $   514,940               $    926,891

Accounts payable and accrued expenses                                       52,930                     58,060
                                                                       ------------              -------------
     Total liabilities                                                     567,870                    984,951
                                                                       ------------              -------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                              29,307,694                 30,596,406
  General partner's deficit                                             (5,243,525)                (5,205,036)
  Accumulated other
    comprehensive income                                                 1,911,054                  2,358,520
                                                                      -------------              -------------
     Total partners' equity                                             25,975,223                 27,749,890
                                                                      -------------              -------------
     Total liabilities and partners'
       equity                                                         $ 26,543,093               $ 28,734,841
                                                                      =============              =============


                                     The accompanying notes are an integral part
                                           of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     (Unaudited)

                                                      For the three months ended             For the six months ended
                                                                June 30,                               June 30,
                                                      --------------------------            --------------------------

                                                          1999          1998                    1999          1998
                                                      ------------   ------------           ------------   -----------
Income:
  Mortgage investment income                          $  582,893     $  799,377             $ 1,167,371    $ 1,673,496
  Interest and other income                                8,137         37,801                  22,813         50,681
                                                      -----------    -----------            ------------   ------------
                                                         591,030        837,178               1,190,184      1,724,177
                                                      -----------    -----------            ------------   ------------
Expenses:
  Asset management fee to
    related parties                                       60,120         85,773                 121,025        171,546
  General and administrative                              52,080         53,329                 130,626        103,742
                                                      -----------    -----------            ------------   ------------
                                                         112,200        139,102                 251,651        275,288
                                                      -----------    -----------            ------------   ------------

Earnings before gain on
    mortgage dispositions                                478,830        698,076                 938,533      1,448,889

Gain on mortgage dispositions                                 --             --                      --        200,074
                                                      -----------    -----------            ------------   ------------

Net earnings                                          $  478,830     $  698,076             $   938,533    $ 1,648,963
                                                      ==========     ===========            ============   ============
Other comprehensive income (loss)                       (424,083)      (177,347)               (447,466)      (150,568)
                                                      -----------    -----------            ------------   ------------
Comprehensive income                                  $   54,747     $  520,729             $   491,067    $ 1,498,395
                                                      -----------    -----------            ------------   ------------

Net earnings allocated to:
  Limited partners - 97.1%                            $  464,944     $  677,832             $   911,316    $ 1,601,143
  General partner -   2.9%                                13,886         20,244                  27,217         47,820
                                                      -----------    -----------            ------------   ------------
                                                      $  478,830     $  698,076             $   938,533    $ 1,648,963
                                                      ===========    ===========            ===========    ============
Net earnings per Unit of limited
  partnership interest - Basic                        $     0.05     $     0.07             $      0.09    $      0.16
                                                      ===========    ===========            ===========    ============



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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                         AMERICAN INSURED MORTGAGE INVESTORS

                                      STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                       For the six months ended June 30, 1999

                                                      (Unaudited)


                                                                                         Accumulated
                                                                                            Other
                                                 General             Limited             Comprehensive
                                                 Partner             Partners               Income                 Total
                                            ----------------      --------------      ------------------      ----------------

Balance, December 31, 1998                   $ (5,205,036)         $ 30,596,406        $    2,358,520          $ 27,749,890

Net earnings                                       27,217               911,316                    --               938,533
Adjustment to unrealized gains (losses)
    on investments in insured mortgages                --                    --              (447,466)             (447,466)

Distributions paid or accrued of
    $0.22 per Unit, including
    return of capital of $0.13 per Unit           (65,706)           (2,200,028)                   --            (2,265,734)
                                            ----------------      --------------      ----------------       ----------------
Balance, June 30, 1999                       $ (5,243,525)         $ 29,307,694        $    1,911,054         $  25,975,223
                                            ================      ==============      ================       ================

Limited Partnership Units
  outstanding - Basic, June 30, 1999                                 10,000,125
                                                                  ==============




                                     The accompanying notes are an integral part
                                             of these financial statements.

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS



                                         AMERICAN INSURED MORTGAGE INVESTORS

                                               STATEMENTS OF CASH FLOWS

                                                       (Unaudited)

                                                                          For the six months ended
                                                                                    June 30,
                                                                         1999                  1998
                                                                   ----------------       ----------------
Cash flows from operating activities:
   Net earnings                                                    $      938,533          $   1,648,963
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
     Gain on disposition of insured mortgages                                  --               (200,074)
     Changes in assets and liabilities:
         Decrease (increase) in receivables and other assets               62,892                (40,432)
         Decrease in accounts payable and accrued expenses                 (5,130)               (21,046)
                                                                   ----------------       ----------------
     Net cash provided by operating  activities                           996,295              1,387,411
                                                                   ----------------       ----------------
Cash flows from investing activities:
     Receipt of mortgage principal from scheduled payments                131,088                134,201
     Debenture proceeds received from affiliate                         1,148,049                     --
                                                                   ----------------      ----------------
     Net cash provided by investing activities                          1,279,137                134,201
                                                                   ----------------      ----------------
Cash flows from financing activities:
     Distributions paid to partners                                    (2,677,685)            (1,544,818)
                                                                   ----------------      ----------------
     Net cash used in financing activities                             (2,677,685)            (1,544,818)
                                                                   ----------------      ----------------
Net decrease in cash and cash equivalents                                (402,253)               (23,206)

Cash and cash equivalents, beginning of period                            958,375                878,867
                                                                   ----------------      ----------------
Cash and cash equivalents, end of period                           $      556,122          $     855,661
                                                                   ================      ================

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                               NOTES TO FINANCIAL STATEMENTS

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1999 and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

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

3.       INVESTMENT IN FHA-INSURED LOANS

         Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 1999 and December 31, 1998:

                                                           June 30,              December 31,
                                                             1999                    1998
                                                      ----------------         ----------------
Number of
  Acquired Insured Mortgages                                       3                        3
  Originated Insured Mortgages                                     1                        1
Amortized Cost                                         $  12,822,680            $  12,891,015
Face Value                                                15,057,955               15,170,295
Fair Value                                                14,699,223               15,238,597

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

                                                         (Unaudited)

3.       INVESTMENT IN FHA-INSURED LOANS - Continued

         As of August 4, 1999, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

         In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1999, the Partnership received $0 and $0, respectively from the Participations. During the three and six months ended June 30, 1998, the Partnership received $0 and $52,526, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4.       INVESTMENT IN FHA-INSURED CERTIFICATES

         Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 1999 and December 31, 1998:

                                                                June 30,              December 31,
                                                                  1999                    1998
                                                            ---------------         ----------------
Number of mortgages                                                     9                        9
Amortized Cost                                               $ 11,036,827             $ 11,099,580
Face Value                                                     13,329,632               13,440,088
Fair Value                                                     12,947,881               13,458,100


         All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of August 4, 1999.

                                            AMERICAN INSURED MORTGAGE INVESTORS

                                                NOTES TO FINANCIAL STATEMENTS

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1999 and 1998 are as follows:

Quarter Ended                                          1999              1998
-------------                                        ---------        ---------
March 31,                                            $   0.17(1)       $   0.07
June 30,                                                 0.05              0.07
                                                     ---------         ---------
                                                     $   0.22          $   0.14
                                                     =========         =========

(1) This amount includes approximately $0.12 per Unit due to redemption of debentures received from the assignment of the mortgage on Portervillage I
Apartments. This amount was received from an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture was issued to AIM 85, since the mortgage on Portervillage I Apartments was owned
50% by the Partnership and 50% by AIM 85.


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

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities have, during the three and six months ended June 30, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                            For the three months        For the six months
                          Capacity in Which                   ended June 30,               ended June 30,
Name of Recipient            Served/Item                    1999        1998              1999        1998
-----------------       ---------------------            ----------   ----------      -----------   ---------
CRIIMI, Inc.            General Partner/Distribution     $ 14,933      $ 20,906        $ 65,706      $ 41,813

AIM Acquisition         Advisor/Asset Management Fee       60,120        85,773         121,025       171,546
Partners, L.P.(1)

CRIIMI MAE
  Management, Inc.      Affiliate of General Partner/      13,023        11,323          19,829        18,569
                         Expense Reimbursement

(1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $17,949 and $35,667 for the three and six months ended June 30, 1999, respectively and a fee equal to $25,278 and $50,556 for the three and six months ended June 30, 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

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

         The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of August 11, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued

         The Year 2000 issue may also affect the General Partner's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that it has significant exposure, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

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

         The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         The General Partner has substantially completed its organizational compliance testing and remediation, and it has also drafted contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General
-------
         As of June 30, 1999, the Partnership had invested in 13 Insured Mortgage Investments, with an aggregate amortized cost of approximately $23.9 million, face value of approximately $28.4 million and fair value of approximately $27.6 million.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - Continued

         As of August 4, 1999, all of the mortgage investments are current with respect to payment of principal and interest.

Results of Operations
---------------------
         Net earnings decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to a reduction in mortgage investment income, as discussed below. In addition, the decrease for the six month period resulted from a decrease in gains on mortgage dispositions, as discussed below.

         Mortgage investment income decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to the disposition of the mortgages on Portervillage I Apartments in March 1998 and Waters Edge Apartments in September 1998.

         Asset management fees to related parties decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to the decrease in the mortgage base.

         General and administrative expenses increased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to increased temporary employment costs during the first quarter of 1999.

         Gain on mortgage dispositions decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998. No gains or losses were recognized for the first six months of 1999. During the first quarter of 1998, a gain of approximately $200,000 was recognized from the assignment of the mortgage on Portervillage I Apartments. The assignment proceeds were issued in the form of a 9.5% debenture. This mortgage was owned 50% by the Partnership and 50% by an affiliate of the partnership, American Insured Mortgage Investors
- Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85 and earned interest semi-annually on January 1 and July 1. In January 1999, the debenture was redeemed and the net proceeds of approximately $1.1 million were received by the Partnership. A distribution of $0.12 per Unit was declared in March 1999 and paid to Unitholders in May 1999.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 1999 to meet operating requirements.

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

         Net cash provided by operating activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income, as previously discussed.

         Net cash provided by investing activities increased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to an increase in debenture proceeds received from affiliate, as previously discussed.

         Net cash used in financing activities increased for the six months ended June 30, 1999, as compared to the corresponding period in 1998 due to larger distributions paid to Unitholders during the first quarter of 1999 as compared to the corresponding period in 1998.

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
           RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

         Management has determined that there has not been a material change as of June 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

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


/s/August 12, 1999                                 /s/ Cynthia O. Azzara
-------------------                                ------------------------
Date                                               Cynthia O. Azzara
                                                   Principal Financial
                                                     and Accounting Officer