Form 10-Q
period 1999-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 1999-11-08
CIK 724533

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file number 1-11060

AMERICAN INSURED MORTGAGE INVESTORS
(Exact name of registrant as specified in charter)

California	13-3180848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11200 Rockville Pike, Rockville, Maryland	20852
(Address of principal executive offices)	(Zip Code)

(301) 816-2300

(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 1999, 10,000,125 depository units of limited partnership interest were outstanding.

AMERICAN INSURED MORTGAGE INVESTORS

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

		PAGE

PART I.	Financial Information (Unaudited)
Item 1.	Financial Statements
	Balance Sheets—September 30, 1999 (unaudited) and December 31, 1998	3
	Statements of Income and Comprehensive Income—for the three and nine months ended September 30, 1999 and 1998 (unaudited)	4
	Statement of Changes in Partners' Equity—for the nine months ended September 30, 1999 (unaudited)	5
	Statements of Cash Flows—for the nine months ended September 30, 1999 and 1998 (unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Qualitative and Quantitative Disclosures About Market Risk	14
PART II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	15
Signature		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INSURED MORTGAGE INVESTORS

BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)

ASSETS
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount:
Originated insured mortgages	$4,951,269	$4,994,145
Acquired insured mortgages	7,836,010	7,896,870

	12,787,279	12,891,015
Investment in FHA-Insured Certificates, at fair value	13,175,583	13,458,100
Cash and cash equivalents	567,557	958,375
Due from Affiliate	—	1,148,049
Receivables and other assets	225,869	279,302

Total assets	$26,756,288	$28,734,841

LIABILITIES AND PARTNERS' EQUITY
Distributions payable	$514,940	$926,891
Accounts payable and accrued expenses	65,658	58,060

Total liabilities	580,598	984,951

Partners' equity:
Limited partners' equity, 10,000,125 Units authorized, issued and outstanding	29,249,632	30,596,406
General partners' deficit	(5,245,259)	(5,205,036)
Accumulated other comprehensive income	2,171,317	2,358,520

Total Partners' equity	26,175,690	27,749,890

Total liabilities and partners' equity	$26,756,288	$28,734,841

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998

Income:
Mortgage investment income	$581,267	$727,642	$1,748,638	$2,401,140
Interest and other income	1,930	75,160	24,743	125,841

	583,197	802,802	1,773,381	2,526,981

Expenses:
Asset management fee to related parties	60,120	85,773	181,145	257,319
General and administrative	67,934	44,223	198,560	147,970

	128,054	129,996	379,705	405,289

Earnings before gain on mortgage dispositions	455,143	672,806	1,393,676	2,121,692
Gain on mortgage dispositions	—	1,090,277	—	1,290,352

Net earnings	$455,143	$1,763,083	$1,393,676	$3,412,044

Other comprehensive income (loss)	260,263	(24,456)	(187,203)	(175,024)

Comprehensive income	$715,406	$1,738,627	$1,206,473	$3,237,020

Net earnings allocated to:
Limited partners—97.1%	$441,944	$1,711,954	$1,353,259	$3,313,095
General Partner—2.9%	13,199	51,129	40,417	98,949

	$455,143	$1,763,083	$1,393,676	$3,412,044

Net earnings per Unit of limited Partnership interest—basic	$0.04	$0.17	$0.14	$0.33

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS

STATEMENT OF CHANGES IN PARTNERS' EQUITY

For the nine months ended September 30, 1999

(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 1998	$(5,205,036)	$30,596,406	$2,358,520	$27,749,890
Net Earnings	40,417	1,353,259	—	1,393,676
Adjustment to unrealized gains (losses) on Investments in insured mortgages	—	—	(187,203)	(187,203)
Distributions paid or accrued of $0.27 per Unit, including return of capital of $0.13 per Unit	(80,640)	(2,700,033)	—	(2,780,673)

Balance, September 30, 1999	$(5,245,259)	$29,249,632	$2,171,317	$26,175,690

Limited Partnership Units outstanding—basic, as of September 30, 1999		10,000,125

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	1999	1998

Cash flows from operating activities:
Net earnings	$1,393,676	$3,412,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on mortgage dispositions	—	(1,290,352)
Changes in assets and liabilities:
Decrease in receivables and other assets	53,433	125,423
Increase (decrease) in accounts payable and accrued expenses	7,598	(1,513)

Net cash provided by operating activities	1,454,707	2,245,602

Cash flows from investing activities:
Receipt of mortgage principal from scheduled payments	199,050	199,615
Proceeds from mortgage disposition	—	10,201,762
Debenture proceeds received from affiliate	1,148,049	—

Net cash provided by investing activities	1,347,099	10,401,377

Cash flows from financing activities:
Distributions paid to partners	(3,192,624)	(2,265,733)

Net cash used in financing activities	(3,192,624)	(2,265,733)

Net (decrease) increase in cash and cash equivalents	(390,818)	10,381,246
Cash and cash equivalents, beginning of period	958,375	878,867

Cash and cash equivalents, end of period	$567,557	$11,260,113

Non cash investing activity: 50% share of debenture received from HUD in exchange for the mortgage on Portervillage I Apartments (Debenture is held by an affiliate, AIM 85)	—	1,148,049

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

    Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). The Unitholders (Unitholders) hold Units represented by Depository Receipts and are reflected as assignees of record of assigned limited partnership interest. "Units" are depository units, which represent the beneficial ownership interest of a Unitholder in the Partnership.

    AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRI/ AIM Investment L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions that affect the management and policies of the Partnership.

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

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the Bankruptcy Court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

2. BASIS OF PRESENTATION

    In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

    These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

Comprehensive Income

    Comprehensive income is the change in Partners' equity during a period from transactions from non-owner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." Unrealized gains and losses are reported in the equity section of the Balance Sheet as "Accumulated Other Comprehensive Income."

3. INVESTMENT IN FHA-INSURED LOANS

    Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of September 30, 1999 and December 31, 1998:

	September 30, 1999	December 31, 1998

Number of
Acquired Insured Mortgages	3	3
Originated Insured Mortgages	1	1
Amortized Cost	$12,787,279	$12,891,015
Face Value	15,000,176	15,170,295
Fair Value	14,652,718	15,238,597

    As of November 1, 1999, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

    In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1999, the Partnership received $0 and $0, respectively from the Participations. During the three and nine months ended September 30, 1998, the Partnership received $0 and $52,526, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4. INVESTMENT IN FHA-INSURED CERTIFICATES

    Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of September 30, 1999 and December 31, 1998:

	September 30, 1999	December 31, 1998

Number of mortgages	9	9
Amortized Cost	$11,004,265	$11,099,580
Face Value	13,272,836	13,440,088
Fair Value	13,175,583	13,458,100

    All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of November 1, 1999.

5. DISTRIBUTIONS TO UNITHOLDERS

    The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1999 and 1998 are as follows:

Quarter Ended	1999		1998

March 31,	$0.17	(1)	$0.07
June 30,	0.05		0.07
September 30,	0.05		1.06	(2)

	$0.27		$1.20

(1)
This amount includes approximately $0.12 per Unit due to redemption of debentures received from the assignment of the mortgage on Portervillage I Apartments. This amount was received from an affiliate of the Partnership, American Insured Mortgage Investors—Series 85, L.P. (AIM 85). The debenture was issued to AIM 85, since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by AIM 85.

(2)
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

6. TRANSACTIONS WITH RELATED PARTIES

    The General Partner and certain affiliated entities have, during the three and nine months ended September 30, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

		For the three months ended September 30,		For the nine months ended September 30,
Name of Recipient	Capacity in Which Served/Item
		1999	1998	1999	1998

CRIIMI, Inc.	General Partner/Distribution	$14,934	$316,585	$80,640	$358,398
AIM Acquisition Partners, L.P. (1)	Advisor/Asset Management Fee	60,120	85,773	181,145	257,319
CRIIMI MAE Management, Inc.	Affiliate of General Partner/Expense Reimbursement	8,739	7,069	28,568	25,638

(1)
The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $17,718 and $53,385 for the three and nine months ended September 30, 1999, respectively and a fee equal to $25,278 and $75,834 for the three and nine months ended September 30, 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE as a potential source of capital, as discussed under Liquidity and Capital Resources, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

Forward Looking Statements

    In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

Year 2000

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

    The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of October 28, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

    The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Partnership. The General Partner does not currently believe that it has any significant exposure for failure of any such systems to be Year 2000 compliant, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

    The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership including government agencies, financial institutions, creditors, borrowers and others involved in the Insured Mortgage industry. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

    The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties (i.e. tenants in mortgage collateral, borrowers, building service providers to mortgage collateral, banks and other financial institutions, etc.) to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities.

    The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership, which rely on computers to process and manage loans. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the servicing of the Partnership's mortgage investment in the AIM Funds.

    Currently the General Partner estimates the cost of system upgrades purely related to Year 2000 issues to be immaterial.

    The General Partner has substantially completed its organizational compliance testing and remediation, and it has drafted initial contingency plans in case the Partnership or third parties fail to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General

    As of September 30, 1999, the Partnership had invested in 13 Insured Mortgage Investments, with an aggregate amortized cost of approximately $24 million, face value of approximately $28 million and fair value of approximately $28 million.

    As of November 1, 1999, all of the mortgage investments are current with respect to payment of principal and interest.

Results of Operations

    Net earnings decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to a reduction in mortgage investment income, and from a decrease in gains on mortgage dispositions, as discussed below.

    Mortgage investment income decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the disposition of the mortgages on Portervillage I Apartments in March 1998 and Waters Edge Apartments in September 1998.

    Asset management fees to related parties decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the decrease in the mortgage base.

    General and administrative expenses increased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to increased temporary employment costs and an increase in the cost structure of certain expenses.

    Gain on mortgage dispositions decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998. No gains or losses were recognized for the first nine months of 1999. For the three and nine months ended September 30, 1998, a gain of approximately $1.1 million was recognized from the prepayment of the mortgage on Waters Edge Apartments. In addition, for the nine months ended September 30, 1998, a gain of approximately $200,000 was recognized from the assignment of the mortgage on Portervillage I Apartments. The assignment proceeds were issued in the form of a 9.5% debenture. This mortgage was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors—Series 85, L.P. (AIM 85). The debenture, with a face value of $2,296,098, was issued to AIM 85 and earned interest semi-annually on January 1 and July 1. In January 1999, the debenture was redeemed and the net proceeds of approximately $1.1 million were received by the Partnership.

Liquidity and Capital Resources

    The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the nine months ended September 30, 1999 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

    Net cash provided by operating activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income, as previously discussed.

    Net cash provided by investing activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in proceeds received from the disposition of mortgages. This decrease was partially offset by an increase in debenture proceeds received from affiliate, as previously discussed.

    Net cash used in financing activities increased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998 due to larger distributions paid to Unitholders during the first quarter of 1999 as compared to the corresponding period in 1998.

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the Bankruptcy Court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

    Management has determined that there has not been a material change as of September 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

    The exhibits filed as part of this report are listed below:

Exhibit No.	Description

27	Financial Data Schedule

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INSURED MORTGAGE INVESTORS (Registrant)
By: CRIIMI, Inc. General Partner
/s/ CYNTHIA O. AZZARA Cynthia O. Azzara Senior Vice President, Chief Financial Officer and Treasurer

Date: November 4, 1999