Form 10-K
period 1999-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2000-03-29
CIK 724533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

   For the fiscal year ended December 31, 1999 Commission file number 1-11060

                       AMERICAN INSURED MORTGAGE INVESTORS
             (Exact name of registrant as specified in it's charter)

California                                                   13-3180848
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                              11200 Rockville Pike
                            Rockville, Maryland 20852
                                 (301) 816-2300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
----------------------------------                      ------------------------
Depositary Units of Limited                              American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 17, 2000, 10,000,125 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $24,345,945.

                       Documents incorporated by Reference

                                      None

                       AMERICAN INSURED MORTGAGE INVESTORS

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                      PART I                                                            PAGE
                                     --------                                                           ----
Item 1.           Business                                                                                4
Item 2.           Properties                                                                              5
Item 3.           Legal Proceedings                                                                       5
Item 4.           Submission of Matters to a Vote of Security Holders                                     5


                                     PART II
                                ----------------
Item 5.           Market for Registrant's Securities and Related Security Holder Matters                  6
Item 6.           Selected Financial Data                                                                 7
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                           8
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk                             11
Item 8.           Financial Statements and Supplementary Data                                            12
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                          12

                                    PART III
                                ----------------
Item 10.          Directors and Executive Officers of the Registrant                                     12
Item 11.          Executive Compensation                                                                 13
Item 12.          Security Ownership of Certain Beneficial Owners and Management                         14
Item 13.          Certain Relationships and Related Transactions                                         14


                                     PART IV
                                ----------------
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                        14
                  Signatures                                                                             16

                                     PART I
ITEM 1.    BUSINESS


FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also
Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 1999, which is hereby incorporated by reference herein.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. and (successor to Broad, Inc.)CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.


Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration ("FHA") insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that CRIIMI MAE, one or more of the "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------
     The Units are traded on the American Stock Exchange ("AMEX") with a trading symbol of "AIA". The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1999 and 1998 were as follows:

                                                                                              Amount of
                                                                1999                         Distribution
    Quarter Ended                                      High              Low                   Per Unit
   --------------                                    --------          -------               ------------
   March 31                                          $ 2 7/8           $ 2 1/2               $   0.17 (1)
   June 30                                             2 3/4             2 3/8                   0.05
   September 30                                        2 9/16            2 3/8                   0.05
   December 31                                         2 5/8             2 3/8                   0.09 (2)
                                                                                             --------
                                                                                             $   0.36
                                                                                             ========


                                                                                              Amount of
                                                                1998                         Distribution
     Quarter Ended                                     High              Low                   Per Unit
   ---------------------                             ---------         --------              ------------
   March 31                                          $ 3 1/2           $ 3 1/4               $   0.07
   June 30                                             3 1/2             3 1/4                   0.07
   September 30                                        3 11/16           3 5/16                  1.06 (3)
   December 31                                         3 15/16           2 5/8                   0.09
                                                                                             --------
                                                                                             $   1.29
                                                                                             ========

(1) This amount includes approximately $0.12 per Unit due to redemption of debentures received from the assignment of the mortgage on Portervillage I Apartments. This amount was received from an affiliate of the Partnership, AIM 85. The debenture was issued to AIM 85, since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by AIM 85.

(2) This amount includes approximately $0.04 per Unit representing net proceeds from the prepayment of the mortgage on Lakeside Apartments.

(3) This amount includes approximately $0.99 per Unit representing net proceeds from the prepayment of the mortgage on Water's Edge Apartments.

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the partnership agreement.


                                               Approximate Number of Unitholders
       Title of Class                                as of December 31, 1999
---------------------------                          -----------------------
Depositary Units of Limited
   Partnership Interest                                        7,600

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands, except per Unit amounts)

                                                             For the years ended December 31,
                                              1999          1998         1997         1996         1995
                                            --------      -------      -------      --------    -------
Income                                      $ 2,354       $ 3,191      $ 3,415      $ 3,445     $ 3,626

Net gains (losses) from
 mortgage dispositions                           67         1,290           --         (146)         --

Net earnings                                  1,925         3,978        2,879        2,758       3,041

Net earnings per Limited
  Partnership Unit - Basic (1)              $   0.19      $  0.39      $  0.28      $   0.27     $  0.30

Distributions per Limited
  Partnership Unit (1)(2)                   $   0.36      $  1.29      $  0.29      $   0.30     $  0.32



                                                                   As of December 31,
                                              1999         1998          1997          1996         1995
                                            --------     --------      --------      --------     --------
Total assets                                $ 26,416     $ 28,735      $ 38,551      $ 38,385     $ 39,415

Partners' equity                              25,422       27,750        37,661        37,590       38,493

(1)  Calculated  based upon the weighted  average number of Limited  Partnership
     Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995 which were paid subsequent to each year end. See Notes 7 and 8 of the Notes to Financial Statements.

     The selected income data presented above for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data as of December 31, 1999 and 1998, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The selected income data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     The American Insured Mortgage Investors (the "Partnership") was formed under the Uniform Limited Partnership Act in the State of California on July 12, 1983. During the period from March 1, 1984 (the initial closing date of the Partnership's public offering) through December 31, 1984, the Partnership, pursuant to its public offering of 10,000,000 depositary units of limited partnership interest ("Units"), raised a total of $200,000,000 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 2.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement (the "Advisory Agreement").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.


Year 2000
---------
     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology ("IT") systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

Mortgage Investments
--------------------
     Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

     As of December 31, 1999, the Partnership had invested in 12 Insured Mortgages, with an aggregate amortized cost of approximately $23 million, a face value of approximately $28 million and a fair value of approximately $27 million, as discussed below.

Investment in Insured Mortgages
-------------------------------
     The Partnership's investment in Insured Mortgages consists of FHA-insured mortgage loans ("FHA-Insured Loans") and participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs
("FHA-Insured Certificates"). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Investment in FHA-Insured Loans
-------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1999 and 1998:

                                                                            December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Number of
  Acquired Insured Mortgages                                              3                        3
  Originated Insured Mortgage                                             1                        1
Amortized Cost                                                 $ 12,751,028             $ 12,891,015
Face Value                                                       14,941,299               15,170,295
Fair Value                                                       14,215,731               15,238,597


     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of February 25, 2000.

     In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received $0, $52,526 and $61,988, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Investment in FHA-Insured Certificates
--------------------------------------
     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1999 and 1998:

                                                                            December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Number of mortgages (1)                                                   8                        9
Amortized Cost                                                 $ 10,655,445             $ 11,099,580
Face Value                                                       12,835,126               13,440,088
Fair Value                                                       12,468,348               13,458,100

(1) In November 1999, the mortgage on Lakeside Apartments was prepaid. The Partnership received net proceeds of approximately $384,000, and recognized a gain of approximately $67,000 for the year ended December 31, 1999. A distribution of $0.04 per Unit related to this prepayment was declared in December 1999 and paid to Unitholders in February 2000.

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of February 25, 2000.

Results of Operations
---------------------
1999 versus 1998
----------------
     Net earnings decreased for 1999 as compared to 1998 primarily due to a reduction in mortgage investment income and a decrease in gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for 1999 as compared 1998, primarily due to the disposition of the mortgages on Portervillage I Apartments in March 1998, Waters Edge Apartments in September 1998 and Lakeside Apartments in November 1999.

     Interest and other income decreased for 1999 as compared to 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distributions.

     Asset management fees to related parties decreased for 1999 as compared 1998, due to the reduction in the mortgage base.

     General and administrative expenses increased for 1999 as compared 1998, primarily due to increased temporary employment costs and an increase in the cost structure of certain expenses.

     Gains on mortgage dispositions decreased for 1999 as compared 1998. In 1999, a gain of approximately $67,000 was recognized from the prepayment of the mortgage on Lakeside Apartments. In 1998, a gain of approximately $1.1 million was recognized from the prepayment of the mortgage on Waters Edge Apartments. Also in 1998, a gain of approximately $200,000 was recognized from the assignment of the mortgage on Portervillage I Apartments. The assignment proceeds were issued in the form of a 9.5% debenture. This mortgage was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"). The debenture, with a face value of $2,296,098, was issued to AIM 85 and earned interest semi-annually on January 1 and July 1. In January 1999, the debenture was redeemed and the net proceeds of approximately $1.1 million were received and distributed by the Partnership.

1998 versus 1997
----------------
     Net earnings increased for 1998 as compared to 1997 primarily due to an increase in gains on mortgage dispositions. In 1998, gains were realized on the prepayment of the mortgage on Waters Edge Apartments and the assignment of the mortgage on Portervillage I Apartments, as discussed above. No mortgages were disposed of during 1997.

     The increase in net earnings was partially offset by a decrease in mortgage investment income, caused by the reduction in the mortgage base, as discussed previously.

Liquidity and Capital Resources
-------------------------------

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as subadvisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 1999, 1998 and 1997 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2000.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance of Insured Mortgages (as defined in the partnership agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages, which are prepaid, sold or assigned for insurance proceeds.

Cash Flow - 1999 versus 1998
----------------------------
     Net cash provided by operating activities decreased for 1999 as compared to 1998 primarily due to a reduction in mortgage investment income.

     Net cash provided by investing activities decreased for 1999 as compared to 1999, due to the decrease in proceeds from mortgage dispositions.

     Net cash used in financing activities decreased for 1999 as compared to 1998 due to a decrease in distributions paid to partners as a result of decreases discussed above.

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


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     The table below provides information about the Partnership's Insured Mortgages, all of which were entered into for purposes other than trading. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.

                                                                                                  Fair
                    2000       2001       2002       2003       2004     Thereafter   Total       Value
                  -------    -------    -------    -------    -------    ----------  -------     -------
Insured Mortgages
(in millions)     $  3.7     $  3.6     $  3.6     $  3.4     $  3.9     $  24.9     $  43.1     $  26.7

Average Interest     7.48%      7.48%      7.48%      7.49%      7.49%       7.53%        --          --
Rate


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 17.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b), (c) and (e)

     The Partnership has no officers or directors. CRIIMI, Inc. holds a general partnership interest of 2.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange.

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.


     The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner as of March 15, 2000:

Name                                      Age                    Position
----                                      ---                    --------

William B. Dockser                        63           Chairman of the Board

H. William Willoughby                     53           President, Secretary
                                                         and Director

Cynthia O. Azzara                         40           Senior Vice President,
                                                         Chief Financial Officer
                                                         and Treasurer

David B. Iannarone                        39           Senior Vice President and
                                                         General Counsel

Brian L. Hanson                           38           Senior Vice President

Garrett G. Carlson, Sr.                   62           Director

G. Richard Dunnells                       62           Director

Robert Merrick                            54           Director

Robert E. Woods                           52           Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

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

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner of the law firm of Holland & Knight since 1995; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997, Chief Credit Officer and Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

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

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Section 16 (a) Beneficial Ownership Reporting Compliance -Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 7 of the Notes to Financial Statements of the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of February 17, 2000, by holders of more than five percent (5%) of the Partnership's Units.

                                                                  Number of            Percent of
                  Name                       Address                Units                Class
                 ------                     ---------             ---------           ------------
     Financial and Investment        417 St. Joseph Street
     Management Group, Ltd.          P.O. Box 40                   917,967               9.18%
                                     Suttins Bay, MI 49682

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 17, 2000 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                             Amount and Nature
                                 of Units                    Percentage of Units
Name                        Beneficially Owned                   Outstanding
----                        ------------------               -------------------
William B. Dockser                5,000                               *
CRIIMI MAE                       12,045                               *

*    Less than 1%

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with management and others.

     Note 7 of the Notes to Financial Statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements:
                                                                           Page
Description                                                               Number
-----------                                                               ------
Balance Sheets as of December 31, 1999 and 1998.............................19

Statements of Income and Comprehensive Income for the years
     ended December 31, 1999, 1998 and 1997.................................20

Statements of Changes in Partners' Equity for the years
     ended December 31, 1999, 1998 and 1997.................................21

Statements of Cash Flows for the years ended December 31, 1999,
     1998 and 1997..........................................................22

Notes to Financial Statements...............................................23

         (a)(2)   Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate.................................29

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


                                     PART IV
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS (Registrant)

                                                     By:    CRIIMI, Inc.
                                                            General Partner

/s/ March 1, 2000                                    /s/ William B. Dockser
---------------------------                          ---------------------------
DATE                                                 William B. Dockser
                                                     Chairman of the Board


/s/ March 1, 2000                                    /s/ H. William Willoughby
---------------------------                          ---------------------------
DATE                                                 H. William Willoughby
                                                     President and Secretary


/s/ March 1, 2000                                    /s/ Cynthia O. Azzara
---------------------------                          ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer


/s/ March 1, 2000                                    /s/ Garrett G. Carlson, Sr.
---------------------------                          ---------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director


/s/ March 1, 2000                                    /s/ G. Richard Dunnells
---------------------------                          ---------------------------
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 1, 2000                                    /s/ Robert J. Merrick
---------------------------                          ---------------------------
DATE                                                 Robert J. Merrick
                                                     Director


/s/ March 1, 2000                                    /s/ Robert E. Woods
---------------------------                          ---------------------------
DATE                                                 Robert E. Woods
                                                     Director

                       AMERICAN INSURED MORTGAGE INVESTORS



                              Financial Statements

                        as of December 31, 1999 and 1998

                             and for the Years Ended

                        December 31, 1999, 1998, and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of American Insured Mortgage Investors:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, VA
March 6, 2000

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                                  December 31,      December 31,
                                                                      1999              1998
                                                                  ------------      ------------
                                     ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                                   $ 4,936,416       $ 4,994,145
    Acquired insured mortgages                                       7,814,612         7,896,870
                                                                   -----------       -----------
                                                                    12,751,028        12,891,015

Investment in FHA-Insured Certificates,
  at fair value                                                     12,468,348        13,458,100

Cash and cash equivalents                                              982,930           958,375

Receivables and other assets                                           213,468           279,302

Due from Affiliate                                                           -         1,148,049
                                                                  ------------      ------------

      Total assets                                                $ 26,415,774      $ 28,734,841
                                                                  ============      ============




                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                $ 926,891         $ 926,891

Accounts payable and accrued expenses                                   67,190            58,060
                                                                     ---------         ---------
      Total liabilities                                                994,081           984,951
                                                                     ---------         ---------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                          28,865,520        30,596,406
  General partners' deficit                                         (5,256,730)       (5,205,036)
  Accumulated other comprehensive income                             1,812,903         2,358,520
                                                                  ------------      ------------
      Total Partner's equity                                        25,421,693        27,749,890
                                                                  ------------      ------------
      Total liabilities and partners' equity                      $ 26,415,774      $ 28,734,841
                                                                  ============      ============



                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                            For the years ended December 31,
                                                         1999             1998             1997
                                                       -----------      -----------      -----------
Income:
  Mortgage investment income                           $ 2,325,545      $ 2,987,164      $ 3,376,465
  Interest and other income                                 28,431          204,152           38,282
                                                       -----------      -----------      -----------
                                                         2,353,976        3,191,316        3,414,747
                                                       -----------      -----------      -----------

Expenses:
  Asset management fee to related parties                  240,997          319,794          343,092
  General and administrative                               255,145          183,621          192,218
                                                       -----------      -----------      -----------
                                                           496,142          503,415          535,310
                                                       -----------      ------------     -----------
Earnings before mortgage dispositions                    1,857,834        2,687,901        2,879,437

Gains on mortgage dispositions                              67,150        1,290,352                -
                                                       -----------      -----------      -----------
     Net earnings                                      $ 1,924,984      $ 3,978,253      $ 2,879,437
                                                       ===========      ===========      ===========
Other comprehensive income                                (545,617)        (603,504)         177,991
                                                       -----------      -----------      -----------
Comprehensive income                                   $ 1,379,367      $ 3,374,749      $ 3,057,428
                                                       -----------      -----------      -----------

Net earnings allocated to:
  Limited partners - 97.1%                             $ 1,869,159      $ 3,862,884      $ 2,795,933
  General Partner -   2.9%                                  55,825          115,369           83,504
                                                       -----------      -----------      -----------
                                                       $ 1,924,984      $ 3,978,253      $ 2,879,437
                                                       ===========      ===========      ===========


Net earnings per Limited Partnership Unit - Basic           $ 0.19           $ 0.39           $ 0.28
                                                            ======           ======           ======


                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

             For the years ended December 31, 1999, 1998, and 1997

                                                                                               Accumulated
                                                                                                  Other               Total
                                                           General            Limited         Comprehensive         Partners'
                                                           Partner            Partners            Income             Equity
                                                           -------            --------        -------------        ----------

Balance, January 1, 1997                               $ (4,932,018)      $ 39,737,785        $  2,784,033        $ 37,589,800

Net Earnings                                                 83,504          2,795,933                  -           2,879,437

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                  -             177,991             177,991
  Distributions paid or accrued of $0.29 per Unit,
     including return of capital of $0.01 per Unit          (86,614)        (2,900,035)                 -           (2,986,649)
                                                       ------------       ------------        ------------        ------------
Balance, December 31, 1997                               (4,935,128)        39,633,683           2,962,024          37,660,579

Net Earnings                                                115,369          3,862,884                   -           3,978,253

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                  -            (603,504)           (603,504)
  Distributions paid or accrued of $1.29 per Unit,
     including return of capital of $0.90 per Unit         (385,277)       (12,900,161)                  -         (13,285,438)
                                                       ------------       ------------        ------------        ------------
Balance, December 31, 1998                               (5,205,036)        30,596,406           2,358,520          27,749,890

Net Earnings                                                 55,825          1,869,159                  -            1,924,984

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                  -            (545,617)           (545,617)
  Distributions paid or accrued of $0.36 per Unit,
     including return of capital of $0.17 per Unit         (107,519)        (3,600,045)                  -          (3,707,564)
                                                       ------------       ------------        ------------        ------------
Balance, December 31, 1999                             $ (5,256,730)      $ 28,865,520        $  1,812,903        $ 25,421,693
                                                       ============       ============        ============        ============



Limited Partnership Units outstanding - Basic, as of
    December 31, 1999, 1998, and 1997                                       10,000,125
                                                                            ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                                                                        For the years ended December 31,
                                                                                     1999            1998             1997
                                                                                 -----------     ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                  $ 1,924,984     $ 3,978,253      $ 2,879,437
   Adjustments to reconcile net earnings to net cash provided by operating activities:
    Gains on mortgage dispositions                                                   (67,150)     (1,290,352)               -
    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets                             65,834         117,899          (36,561)
      Increase (decrease) in accounts payable and accrued expenses                     9,130          (8,422)          (7,991)
                                                                                 -----------     -----------      -----------
        Net cash provided by operating activities                                  1,932,798       2,797,378        2,834,885
                                                                                 -----------     ------------     -----------
Cash flows from investing activities:
   Proceeds from disposition of mortgages                                            383,582      10,195,241                -
   Debenture proceeds received from affiliate                                      1,148,049               -                -
   Receipt of mortgage principal from scheduled payments                             267,690         269,339          271,593
                                                                                 -----------     -----------      -----------
        Net cash provided by investing activities                                  1,799,321      10,464,580          271,593
                                                                                 -----------     -----------      -----------
Cash flows from financing activities:
   Distributions paid to partners                                                 (3,707,564)    (13,182,450)      (2,883,662)
                                                                                 -----------     -----------      -----------
Net increase in cash and cash equivalents                                             24,555          79,508          222,816
                                                                                 -----------     -----------      -----------
Cash and cash equivalents, beginning of year                                         958,375         878,867          656,051
                                                                                 -----------     -----------      -----------
Cash and cash equivalents, end of year                                           $   982,930     $   958,375      $   878,867
                                                                                 ===========     ===========      ===========
Non cash investing activity:
   50% share of debenture received from HUD in exchange for the                  $      -        $ 1,148,049      $     -
   mortgage on Portervillage I Apartments (Debenture is held by an affiliate, AIM 85)


                The accompanying notes are an integral part
                       of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

     American Insured Mortgage Investors (the "Partnership") was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 2.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.)and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

     Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the partnership agreement.

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as subadvisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.


2.SIGNIFICANT ACCOUNTING POLICIES

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

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1997 have been reclassified to conform to the 1998 and 1999 presentation.

     Investment in Insured Mortgages
     -------------------------------
          The Partnership's investment in Insured Mortgages is comprised of FHA-insured mortgage loans ("FHA-Insured Loans") and participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates"). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

          Payment of principal and interest on FHA-Insured Certificates and FHA-Insured Loans is insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act.

          As of December 31, 1999, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 22 years. However, the partnership agreement states that the Partnership will terminate in approximately 9 years, on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's FHA-Insured Certificates are
     classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1999 and 1998, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these investments reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as Available for Sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as Available for Sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

          As of December 31, 1999 and 1998, Investment in FHA-Insured Loans is recorded at amortized cost.

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

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of time and demand deposits with original maturities of four months or less.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying Statements of income and comprehensive income since they are the personal responsibility of the Unitholders

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the years ended December 31, 1999, 1998 and 1997. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                              As of December 31, 1999            As of December 31, 1998
                                             Amortized          Fair             Amortized          Fair
                                               Cost             Value              Cost             Value
                                          ------------      ------------      ------------       -----------
Investment in FHA-Insured
   Loans:
   Originated Insured Mortgage            $  4,936,416      $  4,496,672      $  4,994,145       $  5,048,745
   Acquired Insured Mortgages                7,814,612         9,719,059         7,896,870         10,189,852
                                          ------------      ------------      ------------       ------------
                                          $ 12,751,028      $ 14,215,731      $ 12,891,015       $ 15,238,597
                                          ============      ============      ============       ============

Investment in FHA-Insured
   Certificates                           $ 10,655,445      $ 12,468,348      $ 11,099,580       $ 13,458,100
                                          ============      ============      ============       ============

Cash and cash equivalents                 $    982,930      $    982,930      $    958,375       $    958,375

Accrued interest receivable               $    190,403      $    190,403      $    195,172       $    195,172


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured Certificates and FHA-Insured Loans
     ------------------------------------------------------------
          The fair value of the FHA-Insured Certificates and FHA-Insured Loans is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

     Cash and cash equivalents and accrued interest receivable
     ---------------------------------------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.


4.       COMPREHENSIVE INCOME

          Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership is changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                               1999              1998             1997
                                                           -----------       -----------      -----------
Reclassification adjustment for(gains)
   losses included in net income                           $  (67,656)       $       --       $       --
Unrealized holding gains (losses) arising
   during the period                                         (477,961)         (603,504)         177,991
                                                           -----------       -----------      -----------
Net adjustment to unrealized gains (losses) on mortgages   $ (545,617)       $ (603,504)      $  177,991
                                                           ===========       ===========      ===========

5.    INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 1999 and 1998:

                                                                            December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Number of
  Acquired Insured Mortgages                                              3                        3
  Originated Insured Mortgage                                             1                        1
Amortized Cost                                                 $ 12,751,028             $ 12,891,015
Face Value                                                       14,941,299               15,170,295
Fair Value                                                       14,215,731               15,238,597


          All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of February 25, 2000.

          In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received $0, $52,526 and $61,988, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


6.    INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 1999 and 1998:

                                                                            December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Number of mortgages (1)                                                   8                        9
Amortized Cost                                                 $ 10,655,445             $ 11,099,580
Face Value                                                       12,835,126               13,440,088
Fair Value                                                       12,468,348               13,458,100

(1) In November 1999, the mortgage on Lakeside Apartments was prepaid. The Partnership received net proceeds of approximately $384,000, and recognized a gain of approximately $67,000 for the year ended December 31, 1999. A distribution of $0.04 per Unit related to this prepayment was declared in December 1999 and paid to Unitholders in February 2000.

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of February 25, 2000.

7.    TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1999, 1998 and 1997 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 1999, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

                         COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                         -----------------------------------------------
                                                                                 For the year ended December 31,
               Name of Recipient           Capacity in Which Served/Item        1999          1998          1997
         -------------------------------   -----------------------------     ----------    ----------    ----------
         CRIIMI, Inc. (1)                  General Partner/Distribution      $  107,519    $  385,277    $   86,614

         AIM Acquisition Partners,L.P.(2)  Advisor/Asset Management Fee         240,997       319,794       343,092

         CRIIMI MAE Management, Inc.       Affiliate of General
                                           Partner/Expense                       37,347        40,569        36,226

         American Insured Mortgage         Affiliate of Partnership/
          Investors L.P. - Series 85       Reimbursement of Debenture                --     1,148,049            --
                                           Proceeds

(1) The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $71,024, $94,245, and $101,112 for the years ended December 31, 1999, 1998 and 1997, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

8.       DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1999, 1998 and 1997 are as follows:

Quarter Ended                         1999          1998          1997
-------------                        ------        ------        ------
March 31                             $ 0.17(1)     $ 0.07        $ 0.07
June 30                                0.05          0.07          0.07
September 30                           0.05          1.06 (3)      0.07
December 31                            0.09 (2)      0.09          0.08
                                     ------        ------        ------
                                     $ 0.36        $ 1.29        $ 0.29
                                     ======        ======        ======

(1) This amount includes approximately $0.12 per Unit due to redemption of debentures received from the assignment of the mortgage on Portervillage I Apartments. This amount was received from an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"). The debenture was issued to AIM 85, since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by AIM 85.

(2) This amount includes approximately $0.04 per Unit representing net proceeds from prepayment of the mortgage on Lakeside Apartments.

(3) This amount includes approximately $0.99 per Unit representing net proceeds from the prepayment of the mortgage on Water's Edge Apartments.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

9.       PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 10,000,000 Units were issued for an aggregate capital contribution of $200,000,000. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.


10.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999, 1998 and 1997:

         (In Thousands, Except Per Unit Data)




                                                                             1999
                                                                        Quarter ended
                                                   March 31         June 30    September 30     December 31
                                                   --------        --------    ------------     -----------
Income                                             $   599         $   591         $  583        $  581
Net earnings                                           460             479            455           531
Gain on mortgage dispositions                           --              --             --            67
Net earnings per Limited Partnership Unit - Basic  $  0.04         $  0.05         $ 0.04        $ 0.06





                                                                             1998
                                                                        Quarter ended
                                                   March 31         June 30    September 30    December 31
                                                   --------        --------    ------------    -----------
Income                                             $   887         $   837        $   803        $   664
Net earnings                                           951             698          1,763            566
Gain on mortgage dispositions                          200              --          1,090             --
Net earnings per Limited Partnership Unit - Basic  $  0.09         $  0.07        $  0.17        $  0.06




                                                                             1997
                                                                        Quarter ended
                                                   March 31         June 30    September 30     December 31
                                                   --------        --------    ------------     -----------
Income                                             $   901         $   840         $   836         $   838
Net earnings                                           758             701             708             712
Net earnings per Limited Partnership Unit - Basic  $  0.07         $  0.07         $  0.07         $  0.07

                       AMERICAN INSURED MORTGAGE INVESTORS
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                                                                       Interest        Face              Net         Annual Payment
                                            Maturity       Put          Rate on      Amount of      Carrying Value   (Principal and
Development Name/Location                    Date         Date(1)     Mortgage(5)   Mortgage(3)     (3)(6)(8)(9)     Interest)(5)(7)
-------------------------                 -----------   -----------   -----------   ------------    --------------   ---------------
Originated Insured Mortgages
----------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)
      Creekside Village, Beaverton, OR      11/25            --         7.75%       $  4,936,415    $  4,936,416     $  442,754
Total Investment in FHA-Insured Loans -                                             ------------    ------------
  Originated Insured Mortgages                                                         4,936,415       4,936,416
                                                                                    ------------    ------------

Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured Loans
  (carried at amortized cost)(2)
    Eastdale Apts., Montgomery, AL           3/23         10/01         7.5%           6,392,866       4,970,003        592,406
    North River Place, Chillecothe, OH      10/21         12/01         7.5%           2,993,803       2,332,593        279,509
    Town Park Apts., Rockingham, NC         10/22         10/02         7.5%             618,215(4)      512,016         56,755(4)
                                                                                    ------------    ------------
Total Investment in FHA-Insured Loans -
  Acquired Insured Mortgages                                                          10,004,884       7,814,612
                                                                                    ------------    ------------


Total Investment in FHA-Insured Loans                                                 14,941,299      12,751,028
                                                                                    ------------    ------------
Acquired Insured Mortgages
--------------------------
Investment in FHA-Insured Certificates
  (carried at fair value)

Bay Pointe Apts., Lafayette, IN              2/23         10/02         7.5%        $  2,005,166(4) $  1,947,813     $  185,272(4)
Baypoint Shoreline Apts, Duluth, MN          1/22         10/01         7.5%             946,479(4)      919,448         87,967(4)
Berryhill Apts., Grass Valley, CA            1/21         11/02         7.5%           1,223,861(4)    1,189,081        115,899(4)
Brougham Estates II, Kansas City, KS        11/22          3/02         7.5%           2,519,834(4)    2,447,602        230,860(4)
College Green Apts., Wilmington, NC          3/23          2/02         7.5%           1,354,862(4)    1,315,970        123,455(4)
Fox Run Apts., Dothan, AL                   10/19         11/99         7.5%           1,194,069(4)    1,160,391        116,242(4)
Kaynorth Apts., Lansing, MI                  4/23          9/02         7.5%           1,838,685(4)    1,785,887        167,318(4)
Westbrook Apts., Kokomo, IN                 11/22          9/02         7.5%           1,752,170(4)    1,702,156        163,177(4)
                                                                                    ------------    ------------
  Total Investment in FHA-Insured Certificates                                        12,835,126      12,468,348
                                                                                    ------------    ------------
  TOTAL INVESTMENT IN INSURED MORTGAGES                                             $ 27,776,425    $ 25,219,376
                                                                                    ============    ============

See notes to Schedule IV - Mortgage Loans on Real Estate

                       AMERICAN INSURED MORTGAGE INVESTORS

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage. The Partnership has initiated its request to put these mortgages to FHA as they become due.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) These amounts represent the Partnership's 50% interest in these insured mortgages. The remaining 50% interest was acquired by American Insured Mortgage Investors - Series 85, L.P. ("AIM 85").

(5) In addition, the servicer of the insured mortgages (primarily unaffiliated third parties) is entitled to receive compensation for certain services rendered in an amount up to ten basis points (0.10%) of the unpaid principal balance of the insured mortgages.

(6)  The  mortgages  underlying  the  Partnership's  investment  in  FHA-Insured
     Certificates  and  FHA-Insured  Loans  are  non-recourse   first  liens  on
     multifamily residential developments.

(7) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(8) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 1999 and 1998, is as follows:

                                                                1999                        1998
                                                            -----------                 -----------
Beginning balance                                           $26,349,115                 $37,274,896

  Gain on mortgage dispositions                                  67,150                   1,290,352
  Proceeds from disposition of  mortgages                      (383,582)                (11,343,290)(1)
  Principal receipts on Insured Mortgages                      (267,690)                   (269,339)
  Adjustment to unrealized gains on
    investment in Insured Mortgages                            (545,617)                   (603,504)
                                                            -----------                 -----------
Ending balance                                              $25,219,376                 $26,349,115
                                                            ===========                 ===========

(1) This amount represents cash proceeds of $10,195,241 (as reflected in the Statements of Cash Flows) and non-cash proceeds of $1,148,049.

(9) The tax basis of the Insured Mortgages was approximately $22.2 million and $22.9 million as of December 31, 1999 and 1998, respectively.