Form 10-Q
period 2000-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2000-05-11
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         March 31, 2000
                                                              --------------


Commission file number                                            1-11060
                                                                  -------



                       AMERICAN INSURED MORTGAGE INVESTORS
                       -----------------------------------
               (Exact name of registrant as specified in charter)



           California                                13-3180848
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                      20852
-----------------------------------------                    ---------
(Address of principal executive offices)                     (Zip Code)

                                 (301) 816-2300
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2000, 10,000,125 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999              4

                  Statements of Income and Comprehensive Income - for the three
                    months ended March 31, 2000 and 1999 (unaudited)                             5

                  Statement of Changes in Partners' Equity - for the three months ended
                    March 31, 2000 (unaudited)                                                   6

                  Statements of Cash Flows - for the three months ended March 31, 2000
                    and 1999 (unaudited)                                                         7

                  Notes to Financial Statements                                                  8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      11

Item 2A.      Qualitative and Quantitative Disclosures About Market Risk                         13

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   14

Signature                                                                                        15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                          March 31,         December 31,
                                                            2000               1999
                                                        ------------        ------------
                                                         (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                        $  4,921,273        $  4,936,416
    Acquired insured mortgages                             7,792,633           7,814,612
                                                        ------------        ------------
                                                          12,713,906          12,751,028

Investment in FHA-Insured Certificates,
  at fair value                                           12,395,575          12,468,348

Cash and cash equivalents                                    580,695             982,930

Receivables and other assets                                 218,197             213,468
                                                        ------------        ------------
      Total assets                                      $ 25,908,373        $ 26,415,774
                                                        ============        ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                   $    514,940        $   926,891

Accounts payable and accrued expenses                         72,813             67,190
                                                        ------------        -----------
      Total liabilities                                      587,753            994,081
                                                        ------------        -----------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                28,805,806          28,865,520
  General partners' deficit                               (5,258,514)         (5,256,730)
  Accumulated other comprehensive income                   1,773,328           1,812,903
                                                        ------------        ------------
      Total Partners' equity                              25,320,620          25,421,693
                                                        ------------        ------------
      Total liabilities and partners' equity            $ 25,908,373        $ 26,415,774
                                                        ============        ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS

         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                     -------------------------
                                                        2000            1999
                                                     ---------       ---------
Income:
  Mortgage investment income                         $ 570,083       $ 584,478
  Interest and other income                              3,966          14,677
                                                     ---------       ---------
                                                       574,049         599,155
                                                     ---------       ---------

Expenses:
  Asset management fee to related parties               59,316          60,905
  General and administrative                            61,291          78,547
                                                     ---------       ---------
                                                       120,607         139,452
                                                     ---------       ---------

Net earnings                                         $ 453,442       $ 459,703
                                                     =========       =========

Other comprehensive loss                               (39,575)        (23,383)
                                                     ---------       ---------
Comprehensive income                                 $ 413,867       $ 436,320
                                                     ---------       ---------

Net earnings allocated to:
  Limited partners - 97.1%                           $ 440,292       $ 446,372
  General Partner -   2.9%                              13,150          13,331
                                                     ---------       ---------
                                                     $ 453,442       $ 459,703
                                                     =========       =========

Net earnings per Unit of limited
  partnership interest - basic                       $    0.04       $    0.04
                                                     =========       =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2000

                                   (Unaudited)

                                                                                       Accumulated
                                                                                         Other
                                                      General          Limited        Comprehensive
                                                      Partner          Partner           Income            Total
                                                    ------------     ------------      ------------     ------------

Balance, December 31, 1999                          $ (5,256,730)    $ 28,865,520     $  1,812,903     $ 25,421,693

  Net Earnings                                            13,150          440,292               -           453,442

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                          -                -          (39,575)         (39,575)

  Distributions paid or accrued of $0.05 per Unit,
     including return of capital of $0.01 per Unit       (14,934)        (500,006)             -           (514,940)
                                                    ------------     ------------     ------------     ------------

Balance, March 31, 2000                             $ (5,258,514)    $ 28,805,806     $  1,773,328     $ 25,320,620
                                                    ============     ============     ============     ============

Limited Partnership Units outstanding - basic, as
  of March 31, 2000                                                    10,000,125
                                                                       ==========

                  The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the three months ended
                                                                                                   March 31,
                                                                                           2000                  1999
                                                                                       -----------           -----------
Cash flows from operating activities:
   Net earnings                                                                        $   453,442           $   459,703
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                                (4,729)               62,206
         Increase in accounts payable and accrued expenses                                   5,623                37,252
                                                                                       -----------           -----------

            Net cash provided by operating activities                                      454,336               559,161
                                                                                       -----------           -----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                    70,320                64,752
   Debenture proceeds received from affiliate                                                    -             1,148,049
                                                                                       -----------           -----------

            Net cash provided by investing activities                                       70,320             1,212,801
                                                                                       -----------           -----------

Cash flows from financing activities:
Distributions paid to partners                                                            (926,891)             (926,891)
                                                                                       -----------           -----------

            Net cash used in financing activities                                         (926,891)             (926,891)
                                                                                       -----------           -----------

Net (decrease) increase in cash and cash equivalents                                      (402,235)              845,071

Cash and cash equivalents, beginning of period                                             982,930               958,375
                                                                                       -----------           -----------

Cash and cash equivalents, end of period                                               $   580,695           $ 1,803,446
                                                                                       ===========           ===========



                   The accompanying notes are an integral part
                          of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors (the "Partnership") was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partne") holds a partnership interest of 2.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2000 and December 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 2000 and December 31, 1999:

                                                           March 31,               December 31,
                                                              2000                     1999
                                                          ------------             ------------
Number of
  Acquired Insured Mortgages                                         3                        3
  Originated Insured Mortgages                                       1                        1
Amortized Cost                                            $ 12,713,906             $ 12,751,028
Face Value                                                  14,881,301               14,941,299
Fair Value                                                  14,148,100               14,215,731

     As of May 1, 2000, all of the FHA-Insured Loans are current with respect to payment of principal and interest except for the mortgage on Town Park
Apartments, which is delinquent with respect to the March and April 2000 payments of principal and interest. In April 2000, the servicer of the mortgage on Town Park Apartments filed a Notice of Default with HUD.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 2000 and 1999, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of March 31, 2000 and December 31, 1999:

                                                                 March 31,               December 31,
                                                                   2000                     1999
                                                               ------------             ------------
Number of mortgages                                                       8                        8
Amortized Cost                                                 $ 10,622,247             $ 10,655,445
Face Value                                                       12,777,881               12,835,126
Fair Value                                                       12,395,575               12,468,348

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of May 1, 2000.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2000 and 1999 are as follows:

         Quarter Ended                                          2000              1999
         -------------                                        --------          --------
         March 31,                                            $   0.05          $   0.17 (1)
                                                              ========          ========

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three months ended March 31, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                     COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                            For the three months
                                                                                ended March 31,
                                     Capacity in Which                      ---------------------
Name of Recipient                       Served/Item                            2000        1999
-----------------                    -----------------                      ---------   ---------
CRIIMI, Inc. (1)                  General Partner/Distribution              $  14,934   $  50,773

AIM Acquisition                   Advisor/Asset Management Fee                 59,316      60,905
Partners, L.P. (2)

CRIIMI MAE Management,Inc.        Affiliate of General Partner/                11,170       6,806
                                    Expense Reimbursement

(1)  The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2)  The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested
     Assets (as defined in the Partnership Agreement).  CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the
     Advisor's Asset Management Fee.  Of the amounts paid to the Advisor, CMSLP earned a fee equal to $17,481 and $17,949 for the three months ended March 31, 2000 and 1999, respectively.  The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI
     MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

PART I.       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters,
(ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

General
-------

     As of March 31, 2000, the Partnership had invested in 12 Insured Mortgage Investments, with an aggregate amortized cost of approximately $23 million, face value of approximately $28 million and fair value of approximately $27 million.

     As of May 1, 2000, all of the FHA-Insured Loans are current with respect to payment of principal and interest except for the mortgage on Town Park
Apartments, which is delinquent with respect to the March and April 2000 payments of principal and interest. In April 2000, the servicer of the mortgage on Town Park Apartments filed a Notice of Default with HUD.

Results of Operations
---------------------

     Net earnings decreased slightly for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a reduction in mortgage investment income and interest and other income, partially offset by a decrease in general and administrative expense, as discussed below.

     Mortgage investment income decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the normal amortization in the mortgage base. In addition, the mortgage base decreased due to one mortgage disposition with a principal balance of approximately $382,000, representing an approximate 1.4% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Interest and other income decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     General and administrative expenses decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in temporary employment costs.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to decrease in the change in receivables and other assets and accounts payable and accrued expenses. The change in receivables and other assets is due to a decrease in interest on debenture received from affiliate, as discussed below. The change in accounts payable and accrued expenses is due to the timing of payment of certain general and administrative expenses.

     Net cash provided by investing activities decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in debenture proceeds received from affiliate, as discussed below.

     In 1998 the mortgage on Portervillage I Apartments was assigned to HUD. The assignment proceeds were issued in the form of a 9.5% debenture. This mortgage was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"). The debenture, with a face value of $2,296,098, was issued to AIM 85 and earned interest semi-annually on January 1 and July 1. In January 1999, the debenture was redeemed and the net proceeds of approximately $1.1 million were received and distributed by the Partnership.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

     Management has determined that there has not been a material change as of March 31, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

     The exhibits filed as part of this report are listed below:

 Exhibit No.                                                  Description
 -----------                                             -----------------------

     27                                                  Financial Data Schedule

PART II. OTHER INFORMATION

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

                                                     AMERICAN INSURED
                                                     MORTGAGE  INVESTORS
                                                     (Registrant)

                                                     By:     CRIIMI,Inc.
                                                     General Partner


May 11, 2000                                         /s/    Cynthia O. Azzara
------------                                         --------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer