Form 10-Q
period 2000-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2000-08-11
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         June 30, 2000
                                                              -------------


Commission file number                                           1-11060
                                                                 -------



                       AMERICAN INSURED MORTGAGE INVESTORS
                       -----------------------------------
               (Exact name of registrant as specified in charter)



           California                                   13-3180848
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                        20852
-----------------------------------------                       --------
(Address of principal executive offices)                       (Zip Code)

                                 (301) 816-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2000, 10,000,125 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                PAGE
                                                                                                ----

PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999               4

                  Statements of Income and Comprehensive Income - for the three and
                    six months ended June 30, 2000 and 1999 (unaudited)                          5

                  Statement of Changes in Partners' Equity - for the six months ended
                    June 30, 2000 (unaudited)                                                    6

                  Statements of Cash Flows - for the six months ended June 30, 2000
                    and 1999 (unaudited)                                                         7

                  Notes to Financial Statements                                                  8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      12

Item 2A.      Qualitative and Quantitative Disclosures About Market Risk                         14

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   15

Signature                                                                                        16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                              June 30,         December 31,
                                                                2000              1999
                                                            ------------       ------------
                                                             (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                            $  4,905,835       $  4,936,416
    Acquired insured mortgages                                 7,770,056          7,814,612
                                                            ------------       ------------
                                                              12,675,891         12,751,028

Investment in FHA-Insured Certificates,
  at fair value                                               12,282,064         12,468,348

Cash and cash equivalents                                        592,819            982,930

Receivables and other assets                                     213,468            213,468
                                                            ------------       ------------
      Total assets                                          $ 25,764,242       $ 26,415,774
                                                            ============       ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $    514,940       $    926,891

Accounts payable and accrued expenses                             71,242             67,190
                                                            -------------      ------------
      Total liabilities                                          586,182            994,081
                                                            -------------      ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                    28,744,554         28,865,520
  General partners' deficit                                   (5,260,342)        (5,256,730)
  Accumulated other comprehensive income                       1,693,848          1,812,903
                                                            ------------       ------------
      Total Partners' equity                                  25,178,060         25,421,693
                                                            ------------       ------------
      Total liabilities and partners' equity                $ 25,764,242       $ 26,415,774
                                                            ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                       For the three months ended        For the six months ended
                                                                June 30,                          June 30,
                                                      ----------------------------      ----------------------------
                                                         2000             1999             2000             1999
                                                      -----------      -----------      -----------      -----------
Income:
  Mortgage investment income                          $   568,359      $   582,893      $ 1,138,442      $ 1,167,371
  Interest and other income                                 2,860            8,137            6,826           22,813
                                                      -----------      -----------      -----------      -----------
                                                          571,219          591,030        1,145,268        1,190,184
                                                      -----------      -----------      -----------      -----------

Expenses:
  Asset management fee to related parties                  59,316           60,120          118,632          121,025
  General and administrative                               60,044           52,080          121,335          130,626
                                                      -----------      -----------      -----------      -----------
                                                          119,360          112,200          239,967          251,651
                                                      -----------      -----------      -----------      -----------

Net earnings                                          $   451,859      $   478,830      $   905,301      $   938,533
                                                      ===========      ===========      ===========      ===========

Other comprehensive loss                                  (79,480)        (424,083)        (119,055)        (447,466)
                                                      -----------      -----------      -----------      -----------
Comprehensive income                                  $   372,379      $    54,747      $   786,246      $   491,067
                                                      -----------      -----------      -----------      -----------

Net earnings allocated to:
  Limited partners - 97.1%                            $   438,755      $   464,944      $   879,047      $   911,316
  General Partner -   2.9%                                 13,104           13,886           26,254           27,217
                                                      -----------      -----------      -----------      -----------
                                                      $   451,859      $   478,830      $   905,301      $   938,533
                                                      ===========      ===========      ===========      ===========

Net earnings per Unit of limited
  partnership interest - basic                        $      0.04      $      0.05      $      0.09      $      0.09
                                                      ===========      ===========      ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2000

                                   (Unaudited)

                                                                                         Accumulated
                                                                                           Other
                                                        General          Limited        Comprehensive
                                                        Partner          Partner           Income           Total
                                                      ------------     ------------     ------------     ------------

Balance, December 31, 1999                            $ (5,256,730)    $ 28,865,520     $  1,812,903     $ 25,421,693

  Net Earnings                                              26,254          879,047                -          905,301

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                            -                -         (119,055)        (119,055)

  Distributions paid or accrued of $0.10 per Unit,
     including return of capital of $0.01 per Unit         (29,866)      (1,000,013)               -       (1,029,879)
                                                      ------------     ------------     ------------     ------------

Balance, June 30, 2000                                $ (5,260,342)    $ 28,744,554     $  1,693,848     $ 25,178,060
                                                      ============     ============     ============     ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2000                                                       10,000,125
                                                                         ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                   AMERICAN INSURED MORTGAGE INVESTORS

                         STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                                                         For the six months ended
                                                                                                 June 30,
                                                                                           2000            1999
                                                                                        ----------      ----------
Cash flows from operating activities:
   Net earnings                                                                         $  905,301      $  938,533
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         Decrease in receivables and other assets                                                -          62,892
         Increase (decrease) in accounts payable and accrued expenses                        4,052          (5,130)
                                                                                        ----------      ----------

            Net cash provided by operating activities                                      909,353         996,295
                                                                                        ----------      ----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                   142,366         131,088
   Debenture proceeds received from affiliate                                                    -       1,148,049
                                                                                        ----------      ----------


            Net cash provided by investing activities                                      142,366       1,279,137
                                                                                        ----------      ----------

Cash flows from financing activities:
Distributions paid to partners                                                          (1,441,830)     (2,677,685)
                                                                                        ----------      ----------

            Net cash used in financing activities                                       (1,441,830)     (2,677,685)
                                                                                        ----------      ----------

Net decrease in cash and cash equivalents                                                 (390,111)       (402,253)

Cash and cash equivalents, beginning of period                                             982,930         958,375
                                                                                        ----------      ----------

Cash and cash equivalents, end of period                                                $  592,819      $  556,122
                                                                                        ==========      ==========

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2000 and December 31, 1999, the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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


3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 2000 and December 31, 1999:

                                                            June 30,               December 31,
                                                              2000                     1999
                                                          ------------             ------------
Number of
  Acquired Insured Mortgages                                         3                        3
  Originated Insured Mortgages                                       1                        1
Amortized Cost                                            $ 12,675,891             $ 12,751,028
Face Value                                                  14,820,162               14,941,299
Fair Value                                                  13,994,814               14,215,731

     As of August 1, 2000, all of the FHA-Insured Loans are current with respect to payment of principal and interest. The mortgage on Town Park Apartments, which was previously delinquent, has been brought current.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 2000 and 1999, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 2000 and December 31, 1999:

                                                                  June 30,               December 31,
                                                                    2000                     1999
                                                               ------------             ------------
Number of mortgages                                                       8                        8
Amortized Cost                                                 $ 10,588,216             $ 10,655,445
Face Value                                                       12,719,555               12,835,126
Fair Value                                                       12,282,064               12,468,348


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of August 1, 2000. The Partnership has not received principal and interest from the mortgage on Fox Run Apartments since May 2000, as discussed below.

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive 99% of the outstanding principal balance, of the applicable mortgage, as of the insurance application date, plus accrued interest at the "going Federal rate". The Partnership will recognize a gain or a loss on the assignment once the servicer brings forth a notice from HUD showing approval of the assignment. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

     In May 2000, the servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under Section 221. The face value of this mortgage was approximately $1.2 million as of the insurance application date. As of August 7, 2000, the Partnership has not received approval for assignment of this mortgage.


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2000 and 1999 are as follows:

         Quarter Ended                                          2000              1999
         -------------                                        --------          --------
         March 31,                                            $   0.05          $   0.17 (1)
         June 30,                                                 0.05              0.05
                                                              --------          --------
                                                              $   0.10          $   0.22
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


6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and six months ended June 30, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:


                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                          For the three months     For the six  months
                                                             ended June 30,           ended June 30,
                            Capacity in Which             --------------------     --------------------
Name of Recipient              Served/Item                  2000        1999         2000        1999
-----------------        ----------------------------     --------    --------     --------    --------
CRIIMI, Inc. (1)         General Partner/Distribution     $ 14,933    $ 14,933     $ 29,866    $ 65,706

AIM Acquisition          Advisor/Asset Management Fee       59,316      60,120      118,632     121,025
Partners, L.P. (2)

CRIIMI MAE Management,   Affiliate of General Partner/      12,303      13,023       23,473      19,829
  Inc.                    Expense Reimbursement

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $17,481 and $34,962 for the three and six months ended June 30, 2000, respectively and $17,949 and $35,667 for the three and six months ended June 30, 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

Year 2000
---------

     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

General
-------

     As of June 30, 2000, the Partnership had invested in 12 Insured Mortgage Investments, with an aggregate amortized cost of approximately $23 million, face value of approximately $28 million and fair value of approximately $26 million.

     All of the FHA-Insured Loans and FHA-Insured Certificates were current with respect to the payment of principal and interest as of August 1, 2000. The mortgage on Town Park Apartments, which was previously delinquent, has been brought current. The Partnership has not received principal and interest from the mortgage on Fox Run Apartments since May 2000, as discussed below.

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive 99% of the outstanding principal balance, of the applicable mortgage, as of the insurance application date, plus accrued interest at the "going Federal rate". The Partnership will recognize a gain or a loss on the assignment once the servicer brings forth a notice from HUD showing approval of the assignment. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

     In May 2000, the servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under Section 221. The face value of this mortgage was approximately $1.2 million as of the insurance application date. As of August 7, 2000, the Partnership has not received approval for assignment of this mortgage.

Results of Operations
---------------------

     Net earnings decreased slightly for the three and six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to a reduction in mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to the normal amortization in the mortgage base. In addition, the mortgage base decreased due to one mortgage disposition in November 1999 with a principal balance of approximately $382,000. This represents an approximate 1.4% decrease in the aggregate principal balance of the total mortgage portfolio since October 1999.

     Interest and other income decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     General and administrative expenses increased for the three months ended June 30, 2000 and decreased for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase for the three month period is primarily due to an increase in employment costs. The decrease for the six month period is primarily due to a decrease in temporary employment costs.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in mortgage investment income, as discussed previously and the change in receivables and other assets. The change in receivables and other assets is due to a decrease in interest on debenture received from affiliate, as discussed below.

     Net cash provided by investing activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in debenture proceeds received from affiliate, as discussed below.

     Net cash used in financing activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, due to a decrease in the amount of distributions paid to partners in the first six months of 2000 versus the same period in 1999.

     In 1998, the mortgage on Portervillage I Apartments was assigned to HUD. The assignment proceeds were issued in the form of a 9.5% debenture. This mortgage was owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"). The debenture, with a face value of $2,296,098, was issued to AIM 85 and earned interest semi-annually on January 1 and July 1. In January 1999, the debenture was redeemed and the net proceeds of approximately $1.1 million were received and distributed by the Partnership.


ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

     Management has determined that there has not been a material change as of June 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

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

                                                  AMERICAN INSURED
                                                  MORTGAGE  INVESTORS
                                                  (Registrant)

                                                  By: CRIIMI,Inc.
                                                  General Partner


August 11, 2000                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                              Treasurer