Form 10-Q
period 2000-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2000-11-13
CIK 724533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarter ended                              September 30, 2000
                                                              ------------------


           Commission file number                                   1-11060
                                                                    -------


                       AMERICAN INSURED MORTGAGE INVESTORS
                ------------------------------------------------
               (Exact name of registrant as specified in charter)




          California                                13-3180848
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  September  30,  2000,   10,000,125   depository  units  of  limited
partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000






                                                                                               PAGE
                                                                                               ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999          4

                  Statements of Income and Comprehensive Income - for the three and
                    nine months ended September 30, 2000 and 1999 (unaudited)                    5

                  Statement of Changes in Partners' Equity - for the nine months ended
                    September 30, 2000 (unaudited)                                               6

                  Statements of Cash Flows - for the nine months ended September 30, 2000
                    and 1999 (unaudited)                                                         7

                  Notes to Financial Statements                                                  8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                     12

Item 2A.      Qualitative and Quantitative Disclosures About Market Risk                        14

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                  15

Signature                                                                                       16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                             September 30,      December 31,
                                                                 2000              1999
                                                             ------------       ------------
                                                              (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                             $  4,890,096       $  4,936,416
    Acquired insured mortgages                                  7,746,867          7,814,612
                                                             ------------       ------------
                                                               12,636,963         12,751,028

Investment in FHA-Insured Certificates,
  at fair value                                                12,357,901         12,468,348

Cash and cash equivalents                                         573,186            982,930

Receivables and other assets                                      252,215            213,468
                                                             ------------       ------------
      Total assets                                           $ 25,820,265       $ 26,415,774
                                                             ============       ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                        $    514,940       $    926,891

Accounts payable and accrued expenses                              75,747             67,190
                                                             ------------       ------------
      Total liabilities                                           590,687            994,081
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                     28,687,070         28,865,520
  General partners' deficit                                    (5,262,060)        (5,256,730)
  Accumulated other comprehensive income                        1,804,568          1,812,903
                                                             ------------       ------------
      Total Partners' equity                                   25,229,578         25,421,693
                                                             ------------       ------------
      Total liabilities and partners' equity                 $ 25,820,265       $ 26,415,774
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                     For the three months ended   For the nine months ended
                                                           September 30,                September 30,
                                                     -------------------------    -------------------------
                                                         2000         1999            2000         1999
                                                     -----------   -----------    -----------   -----------
Income:
  Mortgage investment income                         $   566,592   $   581,267    $ 1,705,034   $ 1,748,638
  Interest and other income                                2,940         1,930          9,766        24,743
                                                     -----------   -----------    -----------   -----------
                                                         569,532       583,197      1,714,800     1,773,381
                                                     -----------   -----------    -----------   -----------

Expenses:
  Asset management fee to related parties                 59,316        60,120        177,948       181,145
  General and administrative                              54,479        67,934        175,814       198,560
                                                     -----------   -----------    -----------   -----------
                                                         113,795       128,054        353,762       379,705
                                                     -----------   -----------    -----------   -----------

Net earnings                                         $   455,737   $   455,143    $ 1,361,038   $ 1,393,676
                                                     ===========   ===========    ===========   ===========

Other comprehensive loss                                 110,720       260,263         (8,335)     (187,203)
                                                     -----------   -----------    -----------   -----------
Comprehensive income                                 $   566,457   $   715,406    $ 1,352,703   $ 1,206,473
                                                     -----------   -----------    -----------   -----------

Net earnings allocated to:
  Limited partners - 97.1%                           $   442,521   $   441,944    $ 1,321,568   $ 1,353,259
  General Partner -   2.9%                                13,216        13,199         39,470        40,417
                                                     -----------   -----------    -----------   -----------
                                                     $   455,737   $   455,143    $ 1,361,038   $ 1,393,676
                                                     ===========   ===========    ===========   ===========

Net earnings per Unit of limited
  partnership interest - basic                            $ 0.04        $ 0.04         $ 0.13        $ 0.14
                                                          ======        ======         ======        ======

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2000

                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                                          General         Limited       Comprehensive
                                                          Partner         Partner           Income           Total
                                                      --------------   --------------   --------------   --------------
Balance, December 31, 1999                            $   (5,256,730)  $   28,865,520   $    1,812,903   $   25,421,693

  Net Earnings                                                39,470        1,321,568                -        1,361,038

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                              -                -           (8,335)          (8,335)

  Distributions paid or accrued of $0.15 per Unit,
     including return of capital of $0.02 per Unit           (44,800)      (1,500,018)               -       (1,544,818)
                                                      --------------   --------------   --------------   --------------

Balance, September 30, 2000                           $   (5,262,060)  $   28,687,070   $    1,804,568   $   25,229,578
                                                      ==============   ==============   ==============   ==============

Limited Partnership Units outstanding - basic, as
  of September 30, 2000                                                   10,000,125
                                                                          ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN INSURED MORTGAGE INVESTORS

                         STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                              2000           1999
                                                                                          ------------   ------------
Cash flows from operating activities:
   Net earnings                                                                           $  1,361,038   $  1,393,676
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets                                   (38,747)        53,433
         Increase in accounts payable and accrued expenses                                       8,557          7,598
                                                                                          ------------   ------------

            Net cash provided by operating activities                                        1,330,848      1,454,707
                                                                                          ------------   ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                       216,177        199,050
   Debenture proceeds received from affiliate                                                        -      1,148,049
                                                                                          ------------   ------------

            Net cash provided by investing activities                                          216,177      1,347,099
                                                                                          ------------   ------------

Cash flows from financing activities:
Distributions paid to partners                                                              (1,956,769)    (3,192,624)
                                                                                          ------------   ------------

            Net cash used in financing activities                                           (1,956,769)    (3,192,624)
                                                                                          ------------   ------------

Net decrease in cash and cash equivalents                                                     (409,744)      (390,818)

Cash and cash equivalents, beginning of period                                                 982,930        958,375
                                                                                          ------------   ------------

Cash and cash equivalents, end of period                                                  $    573,186   $    567,557
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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.



2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2000 and December 31, 1999, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

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


3.   INVESTMENT IN FHA-INSURED LOANS

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Loans:

                                                          September 30,            December 31,
                                                              2000                     1999
                                                          ------------             ------------
Number of
  Acquired Insured Mortgages                                         3                        3
  Originated Insured Mortgages                                       1                        1
Amortized Cost                                            $ 12,636,963             $ 12,751,028
Face Value                                                  14,757,859               14,941,299
Fair Value                                                  13,987,837               14,215,731

     As of November 1, 2000, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 2000 and 1999, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed  below is the  Partnership's  aggregate  investment  in  FHA-Insured
Certificates:

                                                          September 30,            December 31,
                                                              2000                     1999
                                                          ------------             ------------
Number of mortgages                                                  8                        8
Amortized Cost                                            $ 10,553,333             $ 10,655,445
Face Value                                                  12,660,130               12,835,126
Fair Value                                                  12,357,901               12,468,348


     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of November 1, 2000. The Partnership no longer receives monthly principal and interest from the mortgage on Fox Run Apartments, as discussed below.

     In May 2000, the servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under Section 221. The face value of this mortgage was approximately $1.2 million as of the insurance application date. As of November 1, 2000, the Partnership has not received approval for assignment of this mortgage.

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive 99% of the outstanding principal balance of the applicable mortgage, as of the insurance application date, plus accrued interest at the "going Federal rate". The Partnership will recognize a gain or a loss on the assignment once the servicer brings forth a notice from HUD showing approval of the assignment. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2000 and 1999 are as follows:

         Quarter Ended                                2000              1999
         -------------                              --------          --------
         March 31,                                  $   0.05          $   0.17 (1)
         June 30,                                       0.05              0.05
         September 30,                                  0.05              0.05
                                                    --------          --------
                                                    $   0.15          $   0.27
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


6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three and nine months ended September 30, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:


                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                       For the three months     For the nine months
                                                                        ended September 30,     ended September 30,
                                  Capacity in Which                    -------------------      -------------------
Name of Recipient                   Served/Item                          2000       1999          2000       1999
-----------------                 -----------------                    --------   --------      --------   --------
CRIIMI, Inc. (1)           General Partner/Distribution                $ 14,933   $ 14,934      $ 44,800   $ 80,640

AIM Acquisition            Advisor/Asset Management Fee                  59,316     60,120       177,948    181,145
Partners, L.P. (2)

CRIIMI MAE Management,     Affiliate of General Partner/                  9,209      8,739        32,682     28,568
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

(2)  The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset
     Management Fee equal to 0.95% of Total  Invested  Assets (as defined in the
     Partnership Agreement).  CMSLP is entitled to a fee equal to 0.28% of Total
     Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $17,481 and $52,443 for the three and nine months ended September 30, 2000, respectively and $17,718 and $53,385 for the three and nine months ended September 30, 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

General
-------

     As of September 30, 2000, the Partnership had invested in 12 Insured Mortgage Investments, with an aggregate amortized cost of approximately $23 million, face value of approximately $27 million and fair value of approximately $26 million.

     All of the FHA-Insured Loans and FHA-Insured Certificates were current with respect to the payment of principal and interest as of November 1, 2000. The Partnership no longer receives monthly principal and interest from the mortgage on Fox Run Apartments, as discussed below.

     In May 2000, the servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under Section 221. The face value of this mortgage was approximately $1.2 million as of the insurance application date. As of November 1, 2000, the Partnership has not received approval for assignment of this mortgage.

     Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an insured mortgage, which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage. The Partnership expects to receive 99% of the outstanding principal balance of the applicable mortgage, as of the insurance application date, plus accrued interest at the "going Federal rate". The Partnership will recognize a gain or a loss on the assignment once the servicer brings forth a notice from HUD showing approval of the assignment. In general, the Partnership plans to hold the debentures until called or date of maturity, whichever comes first. At that time debenture proceeds will be distributed to Unitholders.

Results of Operations
---------------------

     Net earnings increased slightly for the three months ended September 30, 2000 and decreased slightly for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999, as discussed below.

     Mortgage investment income decreased slightly for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to the normal amortization of the mortgage base. In addition, the mortgage base decreased due to one mortgage disposition in November 1999 with a principal balance of approximately $382,000. This represents an approximate 1.4% decrease in the aggregate principal balance of the total mortgage portfolio since October 1999.

     Interest and other income increased for the three months ended September 30, 2000 and decreased for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     General and administrative expenses decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in temporary employment costs.

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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in mortgage investment income, as discussed previously and the change in receivables and other assets. The change in receivables and other assets is due to a decrease in interest on debenture received from affiliate in 1999, as discussed below, offset by an increase in principal and interest accrued on the mortgage on Fox Run Apartments, as discussed previously.

     Net cash provided by investing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in debenture proceeds received from affiliate, as discussed below.

     Net cash used in financing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, due to a decrease in the amount of distributions paid to partners in the first nine months of 2000 versus the same period in 1999.

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

     Management has determined that there has not been a material change as of September 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

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

                                                     AMERICAN INSURED
                                                     MORTGAGE  INVESTORS
                                                     (Registrant)

                                                     By:     CRIIMI, Inc.
                                                     General Partner


November 13, 2000                                    /s/ Cynthia O. Azzara
-----------------                                    ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer