Form 10-K
period 2000-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2001-03-26
CIK 724533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------

For the fiscal year ended December 31, 2000       Commission file number 1-11060

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

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
---------------------------                             ------------------------
Depositary Units of Limited                             American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                         ------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 12, 2001, 10,000,125 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $24,470,796.

                       Documents incorporated by Reference

                                      None

                       AMERICAN INSURED MORTGAGE INVESTORS

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                PART I
                                                                                                        Page
                                                                                                        ----
Item 1.           Business                                                                                4
Item 2.           Properties                                                                              5
Item 3.           Legal Proceedings                                                                       5
Item 4.           Submission of Matters to a Vote of Security Holders                                     5


                                                                PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters                  6
Item 6.           Selected Financial Data                                                                 7
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                           7
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk                             11
Item 8.           Financial Statements and Supplementary Data                                            11
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                          11

                                                               PART III

Item 10.          Directors and Executive Officers of the Registrant                                     12
Item 11.          Executive Compensation                                                                 13
Item 12.          Security Ownership of Certain Beneficial Owners and Management                         13
Item 13.          Certain Relationships and Related Transactions                                         14


                                                                PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                        15

Signatures                                                                                               17

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

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also
Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 2000, which is hereby incorporated by reference herein.

Employees
---------

     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement'). The General Partner is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The Units are traded on the American Stock Exchange ("AMEX") with a trading symbol of "AIA". The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2000 and 1999 were as follows:

                                                                                             Amount of
                                                                2000                        Distribution
    Quarter Ended                                      High              Low                  Per Unit
    -------------                                      ----              ---                  --------

   March 31                                          $ 2.5625          $ 2.2500              $ 0.05
   June 30                                             2.6250            2.1250                0.05
   September 30                                        2.4375            2.1250                0.05
   December 31                                         2.4375            2.1875                0.05
                                                                                             ------

                                                                                             $ 0.20
                                                                                             ======

                                                                                             Amount of
                                                               1999                         Distribution
     Quarter Ended                                     High              Low                  Per Unit
     -------------                                     ----              ---                  --------

   March 31                                          $ 2.8750          $ 2.5000              $ 0.17 (1)
   June 30                                             2.7500            2.3750                0.05
   September 30                                        2.5625            2.3750                0.05
   December 31                                         2.6250            2.3750                0.09 (2)
                                                                                             ------

                                                                                             $ 0.36
                                                                                             ======

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


                                               Approximate Number of Unitholders
Title of Class                                      as of December 31, 2000
--------------                                      -----------------------
Depositary Units of Limited
   Partnership Interest                                     7,000

ITEM 6.    SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                              For the years ended December 31,
                                               2000          1999          1998          1997         1996
                                               ----          ----          ----          ----         ----

Income                                      $  2,279      $  2,354      $  3,191      $  3,415     $  3,445

Net gains (losses) from
 mortgage dispositions                           188            67         1,290            --         (146)

Net earnings                                   2,011         1,925         3,978         2,879        2,758

Net earnings per Limited
  Partnership Unit - Basic (1)              $   0.20      $   0.19      $   0.39      $   0.28     $   0.27

Distributions per Limited
  Partnership Unit (1)(2)                   $   0.20      $   0.36      $   1.29      $   0.29     $   0.30


                                                                     As of December 31,
                                               2000          1999          1998          1997         1996
                                               ----          ----          ----          ----         ----

Total assets                                $ 25,857      $ 26,416      $ 28,735      $ 38,551     $ 38,385

Partners' equity                              25,271        25,422        27,750        37,661       37,590

(1) Calculated based upon the weighted average number of Limited Partnership Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996 which were paid subsequent to each year end. See Notes 7 and 8 of the Notes to Financial Statements.

     The selected income data presented above for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The selected income data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto.


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


Mortgage Investments
--------------------

     Prior to the expiration of the Partnership's reinvestment period in November 1988, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured (as discussed below) under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2008, unless previously terminated under the provisions of the partnership agreement.

     As of December 31, 2000, the Partnership had invested in 11 Insured Mortgages, with an aggregate amortized cost of approximately $22 million, a face value of approximately $26 million and a fair value of approximately $25 million, as discussed below.

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

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Investment in FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                    2000                    1999
                                                                    ----                    ----
Number of
  Acquired Insured Mortgages                                              3                        3
  Originated Insured Mortgage                                             1                        1
Amortized Cost                                                 $ 12,597,098             $ 12,751,028
Face Value                                                       14,694,371               14,941,299
Fair Value                                                       14,222,808               14,215,731

     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of February 16, 2001.

     In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received $0, $0 and $52,526, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Investment in FHA-Insured Certificates
--------------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                    2000                     1999
                                                                    ----                     ----
Number of mortgages (1)                                                   7                        8
Amortized Cost                                                  $ 9,536,007             $ 10,655,445
Face Value                                                       11,433,137               12,835,126
Fair Value                                                       11,258,675               12,468,348

(1) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million and has recognized a gain of approximately $188,000 for the year ended December 31, 2000. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In general, AIM 85 will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of February 16, 2001.

Results of Operations
---------------------
2000 versus 1999
----------------

     Net earnings increased for 2000 as compared to 1999 primarily due to an increase in gains on mortgage dispositions. In 2000, a gain of approximately $188,000 was realized on the assignment of the mortgage on Fox Run Apartments, as discussed above. In 1999, a gain of approximately $67,000 was recognized from the prepayment of the mortgage on Lakeside Apartments.

     Mortgage investment income decreased slightly for 2000 as compared to 1999 primarily due to the normal amortization of the mortgage base. In addition, the mortgage base decreased due to one mortgage disposition in November 1999 with a principal balance of approximately $382,000. This represents an approximate 1.4% decrease in the aggregate principal balance of the total mortgage portfolio since October 1999.

     Interest and other income decreased for 2000 as compared to 1999 primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     General and administrative expenses decreased for 2000 as compared to 1999 primarily due to a decrease in temporary employment costs.

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.


     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 2000, 1999 and 1998 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2001.

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

Cash Flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased for 2000 as compared to 1999, primarily due to an increase in the change in due from affiliate, receivables and other assets. This change is primarily due to the timing of the receipt of interest on debentures received from affiliate.

     Net cash provided by investing activities decreased for 2000 as compared to 1999, due to the decrease in proceeds from mortgage dispositions and a decrease in debenture proceeds received from affiliate.

     Net cash used in financing activities decreased for 2000 as compared to 1999 due to a decrease in distributions paid to partners as a result of decreases discussed above.

Cash Flow - 1999 versus 1998
----------------------------

     Net cash provided by operating activities decreased for 1999 as compared to 1998 primarily due to a reduction in mortgage investment income.

     Net cash provided by investing activities decreased for 1999 as compared to 1998, due to the decrease in proceeds from mortgage dispositions.

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

                                                                                                     Fair
                        2001       2002       2003       2004       2005    Thereafter    Total      Value
                        ----       ----       ----       ----       ----    ----------    -----      -----
Insured Mortgages
(in millions)        $  3.7     $  3.7     $  3.6     $  4.1     $  4.5       $ 21.6     $ 41.2     $ 25.5

Average Interest        7.48%      7.48%      7.48%      7.48%      7.48%        7.53%      7.52%       --
Rate

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 18.


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

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 20, 2001:

Name                                        Age                  Position
----                                        ---                  --------

William B. Dockser                          63                   Chairman of the Board

H. William Willoughby                       54                   President, Secretary and Director

David B. Iannarone                          40                   Executive Vice President

Cynthia O. Azzara                           41                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             39                   Senior Vice President

Garrett G. Carlson, Sr.                     63                   Director

G. Richard Dunnells                         63                   Director

Robert Merrick                              55                   Director

Robert E. Woods                             53                   Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

     H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President of CRIIMI MAE since December 2000; as Senior Vice President of CRIIMI MAE from March 1998 to December 2000; and General Counsel of CRIIMI MAE from July 1996 to December 2000. He served as Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, and in the Accounting and Finance Departments of CRI from 1985 to June 1995.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; and Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners from 1991 to March 1996.

     Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; and Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995.

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Hiring Partner of the law firm of Holland & Knight since January 1995; and Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee.

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

                  None.

     (g)  Promoters and control persons.

                  Not applicable.

     (h) Section 16 (a) Beneficial Ownership Reporting Compliance -Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 2000.


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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of February 16, 2001, by holders of more than five percent (5%) of the Partnership's Units.

                                                             Number of            Percent of
        Name                           Address                 Units                Class
        ----                           -------                 -----                -----
Financial and Investment        417 St. Joseph Street
Management Group, Ltd.          P.O. Box 40                  1,715,762              17.16%
                                Suttins Bay, MI 49682

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 16, 2001 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                              Amount and Nature
                                  of Units                   Percentage of Units
Name                          Beneficially Owned                 Outstanding
----                          ------------------                 -----------
William B. Dockser                  5,000                             *
CRIIMI MAE                         12,045                             *

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements:

                                                                                                        Page
Description                                                                                            Number

Balance Sheets as of December 31, 2000 and 1999.......................................                   20

Statements of Income and Comprehensive Income for the years
     ended December 31, 2000, 1999 and 1998...........................................                   21

Statements of Changes in Partners' Equity for the years
     ended December 31, 2000, 1999 and 1998...........................................                   22

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........                   23

Notes to Financial Statements.........................................................                   24

         (a)(2)   Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate...........................................                   30

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

                                                       AMERICAN INSURED MORTGAGE
                                                         INVESTORS (Registrant)

                                                       By:    CRIIMI, Inc.
                                                              General Partner


/s/ March 12, 2001                              /s/ William B. Dockser
------------------                              ----------------------
DATE                                            William B. Dockser
                                                Chairman of the Board


/s/ March 08, 2001                              /s/ H. William Willoughby
------------------                              -------------------------
DATE                                            H. William Willoughby
                                                President and Secretary


/s/ March 26, 2001                             /s/ Cynthia O. Azzara
------------------                             ---------------------
DATE                                           Cynthia O. Azzara
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer


/s/ March 07, 2001                             /s/ Garrett G. Carlson, Sr.
------------------                             ---------------------------
DATE                                           Garrett G. Carlson, Sr.
                                               Director


/s/ March 12, 2001                             /s/ G. Richard Dunnells
------------------                             -----------------------
DATE                                           G. Richard Dunnells
                                               Director


/s/ March 08, 2001                             /s/ Robert J. Merrick
------------------                             ---------------------
DATE                                           Robert J. Merrick
                                               Director


/s/ March 09, 2001                             /s/ Robert E. Woods
------------------                             -------------------
DATE                                           Robert E. Woods
                                               Director

                       AMERICAN INSURED MORTGAGE INVESTORS



                              Financial Statements

                        as of December 31, 2000 and 1999

                             and for the Years Ended

                        December 31, 2000, 1999, and 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of American Insured Mortgage Investors:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, Virginia
February 23, 2001

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                                    December 31,      December 31,
                                                                       2000              1999
                                                                    ------------     -------------

                                     ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                                    $  4,874,050      $  4,936,416
    Acquired insured mortgages                                         7,723,048         7,814,612
                                                                    ------------      ------------

                                                                      12,597,098        12,751,028

Investment in FHA-Insured Certificates,
  at fair value                                                       11,258,675        12,468,348

Cash and cash equivalents                                                567,491           982,930

Receivables and other assets                                             203,781           213,468

Due from affiliate                                                     1,230,180                 -
                                                                    ------------      ------------

      Total assets                                                  $ 25,857,225      $ 26,415,774
                                                                    ============      ============



                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                               $    514,940      $    926,891

Accounts payable and accrued expenses                                     71,763            67,190
                                                                    ------------      ------------

      Total liabilities                                                  586,703           994,081
                                                                    ------------      ------------

Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                            28,817,932        28,865,520
  General partner's deficit                                           (5,258,151)       (5,256,730)
  Accumulated other comprehensive income                               1,710,741         1,812,903
                                                                    ------------      ------------

      Total partners' equity                                          25,270,522        25,421,693
                                                                    ------------      ------------

      Total liabilities and partners' equity                        $ 25,857,225      $ 26,415,774
                                                                    ============      ============




                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                             For the years ended December 31,
                                                         2000              1999              1998
                                                      -----------       -----------       -----------

Income:
  Mortgage investment income                          $ 2,264,907       $ 2,325,545       $ 2,987,164
  Interest and other income                                13,933            28,431           204,152
                                                      -----------       -----------       -----------

                                                        2,278,840         2,353,976         3,191,316
                                                      -----------       -----------       -----------

Expenses:
  Asset management fee to related parties                 237,264           240,997           319,794
  General and administrative                              219,282           255,145           183,621
                                                      -----------       -----------       -----------

                                                          456,546           496,142           503,415
                                                      -----------       -----------       -----------

Earnings before mortgage dispositions                   1,822,294         1,857,834         2,687,901

Gains on mortgage dispositions                            188,455            67,150         1,290,352
                                                      -----------       -----------       -----------

     Net earnings                                     $ 2,010,749       $ 1,924,984       $ 3,978,253
                                                      ===========       ===========       ===========

Other comprehensive loss                                 (102,162)         (545,617)         (603,504)
                                                      -----------       -----------       -----------
Comprehensive income                                  $ 1,908,587       $ 1,379,367       $ 3,374,749
                                                      ===========       ===========       ===========


Net earnings allocated to:
  Limited partners - 97.1%                            $ 1,952,437       $ 1,869,159       $ 3,862,884
  General partner -   2.9%                                 58,312            55,825           115,369
                                                      -----------       -----------       -----------

                                                      $ 2,010,749       $ 1,924,984       $ 3,978,253
                                                      ===========       ===========       ===========

Net earnings per Limited Partnership Unit - Basic     $      0.20       $      0.19       $      0.39
                                                      ===========       ===========       ===========

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2000, 1999, and 1998

                                                                                         Accumulated
                                                                                            Other            Total
                                                         General          Limited       Comprehensive       Partners'
                                                         Partner          Partners          Income           Equity
                                                       ------------     ------------     ------------     ------------
Balance, January 1, 1998                               $ (4,935,128)    $ 39,633,683     $  2,962,024     $ 37,660,579

Net Earnings                                                115,369        3,862,884                -        3,978,253

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                -         (603,504)        (603,504)
  Distributions paid or accrued of $1.29 per Unit,
     including return of capital of $0.90 per Unit         (385,277)     (12,900,161)              -       (13,285,438)
                                                       ------------     ------------     ------------     ------------

Balance, December 31, 1998                               (5,205,036)      30,596,406        2,358,520       27,749,890

Net Earnings                                                 55,825        1,869,159                -        1,924,984

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                -         (545,617)        (545,617)
  Distributions paid or accrued of $0.36 per Unit,
     including return of capital of $0.17 per Unit         (107,519)      (3,600,045)              -        (3,707,564)
                                                       ------------     ------------     ------------     ------------

Balance, December 31, 1999                               (5,256,730)      28,865,520        1,812,903       25,421,693

Net Earnings                                                 58,312        1,952,437                -        2,010,749

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                -         (102,162)        (102,162)
  Distributions paid or accrued of $0.20 per Unit,
     including return of capital of $0 per Unit             (59,733)      (2,000,025)              -        (2,059,758)
                                                       ------------     ------------     ------------     ------------

Balance, December 31, 2000                             $ (5,258,151)    $ 28,817,932      $  1,710,741     $ 25,270,522
                                                       ============     ============      ============     ============

Limited Partnership Units outstanding - Basic, as of
    December 31, 2000, 1999, and 1998                                     10,000,125
                                                                          ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                                                                             For the years ended December 31,
                                                                                           2000            1999           1998
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                        $  2,010,749    $  1,924,984    $  3,978,253
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                       (188,455)        (67,150)     (1,290,352)
      Changes in assets and liabilities:
         (Increase) decrease in due from affiliate, receivables and other assets            (50,797)         65,834         117,899
         Increase (decrease) in accounts payable and accrued expenses                         4,573           9,130          (8,422)
                                                                                       ------------    ------------    ------------

            Net cash provided by operating activities                                     1,776,070       1,932,798       2,797,378
                                                                                       ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                         -         383,582      10,195,241
   Debenture proceeds received from affiliate                                                     -       1,148,049              -
   Receipt of mortgage principal from scheduled payments                                    280,200         267,690         269,339
                                                                                       ------------    ------------    ------------

            Net cash provided by investing activities                                       280,200       1,799,321      10,464,580
                                                                                       ------------    ------------    ------------

Cash flows from financing activities:
   Distributions paid to partners                                                        (2,471,709)     (3,707,564)    (13,182,450)
                                                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                       (415,439)         24,555          79,508
                                                                                       ------------    ------------    ------------

Cash and cash equivalents, beginning of year                                                982,930         958,375         878,867
                                                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                                                 $    567,491    $    982,930    $    958,375
                                                                                       ============    ============    ============


Non cash investing activity:
   50% share of debenture received from HUD in exchange for the                        $          -    $          -    $  1,148,049
   mortgage on Portervillage I Apartments (Debenture is held by an affiliate, AIM 85)

   50% share of debenture received from HUD in exchange for the                           1,192,617               -               -
   mortgage on Fox Run Apartments (Debenture is held by
   an affiliate, AIM 85)


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

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 2.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc.(successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.



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

     As of December 31, 2000, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 21 years. However, the partnership agreement states that the Partnership will terminate in approximately 8 years, on December 31, 2008, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement under section 221 program of the National Housing Act of 1937, as discussed below.

     In connection with this classification, as of December 31, 2000 and 1999, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these investments reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as available for sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as available for sale will continue to be reported in earnings. The amortized cost of the investments in this category is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

     Most of the Insured Mortgages held by the Partnership apply to the Section 221 program of the National Housing Act of 1937, as amended, (the "Section 221 program"). Under the Section 221 program a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage. The Partnership has initiated its request to put these mortgages to FHA as they become due.

     As of December 31, 2000 and 1999, Investment in FHA-Insured Loans is recorded at amortized cost.

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

Due from Affiliate
------------------

     From time to time, the Partnership assigns defaulted loans to HUD in order to collect the amount of delinquent principal and interest. In addition, mortgages are assigned to HUD under the Section 221 program, as discussed above. HUD determines if the claim will be settled in cash or by the issuance of debentures. Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States. The term of the debentures are usually more than 9 years and the rate is set based upon the rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever is greater. AIM 84 classifies its portion of investment in FHA debenture as available for sale debt securities with changes in fair value recorded as an adjustment to equity and other comprehensive income. The Partnership's investment in FHA debenture is included on the balance sheet in Due from affiliate, as discussed in Note 5.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of time and demand deposits with original maturities of three months or less.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the responsibility of the Unitholders.

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2000, 1999 and 1998. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                            As of December 31, 2000            As of December 31, 1999
                                         Amortized Cost     Fair Value      Amortized Cost     Fair Value
                                         --------------    ------------     --------------    ------------
Investment in FHA-Insured
   Loans:
   Originated Insured Mortgage            $  4,874,050     $  4,551,832      $  4,936,416     $  4,496,672
   Acquired Insured Mortgages                7,723,048        9,670,976         7,814,612        9,719,059
                                          ------------     ------------      ------------     ------------

                                          $ 12,597,098     $ 14,222,808      $ 12,751,028     $ 14,215,731
                                          ============     ============      ============     ============

Investment in FHA-Insured
   Certificates                           $  9,536,007     $ 11,258,675      $ 10,655,445     $ 12,468,348
                                          ============     ============      ============     ============

Cash and cash equivalents                 $    567,491     $    567,491      $    982,930     $    982,930

Accrued interest receivable               $    229,352     $    229,352      $    190,403     $    190,403

FHA Debenture due from affiliate          $  1,192,617     $  1,180,690      $          -     $          -

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
FHA-Insured Loans and FHA debenture due from affiliate
------------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and
(iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market.

Cash and cash equivalents and accrued interest receivable
---------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.


4.   COMPREHENSIVE INCOME

     Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages and debenture accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                        2000             1999             1998
                                                        ----             ----             ----

Reclassification adjustment for gains
   included in net income                           $ (161,707)      $  (67,656)      $       --
Unrealized holding gains (losses) arising
   during the period                                    59,545         (477,961)        (603,504)
                                                    ----------       ----------       ----------

Net adjustment to unrealized losses                 $ (102,162)      $ (545,617)      $ (603,504)
                                                    ==========       ==========       ==========


5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                   2000                     1999
                                                                   ----                     ----
Number of
  Acquired Insured Mortgages                                              3                        3
  Originated Insured Mortgage                                             1                        1
Amortized Cost                                                 $ 12,597,098             $ 12,751,028
Face Value                                                       14,694,371               14,941,299
Fair Value                                                       14,222,808               14,215,731

     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of February 16, 2001.

     In addition to base interest payments received from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received $0, $0 and $52,526, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


6.    INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                    2000                     1999
                                                                    ----                     ----

Number of mortgages (1)                                                   7                        8
Amortized Cost                                                 $  9,536,007             $ 10,655,445
Face Value                                                       11,433,137               12,835,126
Fair Value                                                       11,258,675               12,468,348

(1) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million and has recognized a gain of approximately $188,000 for the year ended December 31, 2000. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In general, AIM 85 will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program in May 2000.

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of February 16, 2001.

7.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2000, 1999 and 1998 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2000, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                                  For the year ended December 31,
Name of Recipient                    Capacity in Which Served/Item               2000          1999           1998
-----------------                    -----------------------------               ----          ----           ----
CRIIMI, Inc. (1)                     General Partner/Distribution            $   59,733    $  107,519     $  385,277

AIM Acquisition Partners, L.P.(2)    Advisor/Asset Management Fee               237,264       240,997        319,794

CRIIMI MAE Management, Inc.          Affiliate of General Partner/Expense        38,782        37,347         40,569

American Insured Mortgage            Affiliate of General Partner/
  Investors L.P. - Series 85           Reimbursement of Debenture
                                       Proceeds                               1,192,617            --      1,148,049

(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).
(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the partnership agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $69,924, $71,024, and $94,245 for the years ended December 31, 2000, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

8.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2000, 1999 and 1998 are as follows:

Quarter Ended                        2000             1999             1998
-------------                      ------           ------           ------
March 31                           $ 0.05           $ 0.17 (1)       $ 0.07
June 30                              0.05             0.05             0.07
September 30                         0.05             0.05             1.06 (3)
December 31                          0.05             0.09 (2)         0.09
                                   ------           ------           ------

                                   $ 0.20           $ 0.36           $ 1.29
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


10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

     (In Thousands, Except Per Unit Data)

                                                                              2000
                                                                          Quarter ended
                                                      March 31        June 30       September 30    December 31
                                                      --------        -------       ------------    -----------

Income                                               $     574       $     571       $     569       $     565
Net earnings                                               453             452             456             650
Gain on mortgage dispositions                               --              --              --             188
Net earnings per Limited Partnership Unit - Basic    $    0.04       $    0.04       $    0.04       $    0.08





                                                                              1999
                                                                          Quarter ended
                                                      March 31        June 30       September 30    December 31
                                                      --------        -------       ------------    -----------

Income                                               $     599       $     591       $     583       $     581
Net earnings                                               460             479             455             531
Gain on mortgage dispositions                               --              --              --              67
Net earnings per Limited Partnership Unit - Basic    $    0.04       $    0.05       $    0.04       $    0.06




                                                                              1998
                                                                          Quarter ended
                                                      March 31        June 30       September 30    December 31
                                                      --------        -------       ------------    -----------

Income                                               $     887       $     837       $     803       $     664
Net earnings                                               951             698           1,763             566
Gain on mortgage dispositions                              200              --           1,090              --
Net earnings per Limited Partnership Unit - Basic    $    0.09       $    0.07       $    0.17       $    0.06

                       AMERICAN INSURED MORTGAGE INVESTORS
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2000

                                                                      Interest       Face               Net          AnnualPayment
                                                 Maturity    Put       Rate on     Amount of       Carrying Value   (Principal and
Development Name/Location                          Date     Date(1)   Mortgage(5)  Mortgage(3)      (3)(6)(8)(9)     Interest)(5)(7)
-------------------------                        -------    -------   ----------   ----------      ---------------   -------------

ORIGINATED INSURED MORTGAGES
Investment in FHA-Insured Loans
(carried at amortized cost)(2)

      Creekside Village, Beaverton, OR            11/25         --      7.75%     $ 4,874,049       $ 4,874,050        $ 442,754
                                                                                  -----------       -----------
Total Investment in FHA-Insured Loans -
  Originated Insured Mortgages                                                      4,874,049         4,874,050
                                                                                  -----------       -----------

ACQUIRED INSURED MORTGAGES
Investment in FHA-Insured Loans
(carried at amortized cost)(2)

      Eastdale Apts., Montgomery, AL               3/23      10/01      7.5%        6,275,961         4,912,894          592,406
      North River Place, Chillecothe, OH          10/21      12/01      7.5%        2,936,899         2,304,465          279,509
      Town Park Apts., Rockingham, NC             10/22      10/02      7.5%          607,462 (4)       505,689           56,755 (4)
                                                                                  -----------       -----------

Total Investment in FHA-Insured Loans -
  Acquired Insured Mortgages                                                        9,820,322         7,723,048
                                                                                  -----------       -----------

    Total Investment in FHA-Insured Loans                                          14,694,371        12,597,098
                                                                                  -----------       -----------

ACQUIRED INSURED MORTGAGES
Investment in FHA-Insured Certificates
(carried at fair value)

    Bay Pointe Apts., Lafayette, IN                2/23      10/02      7.5%        1,969,057 (4)     1,939,037        $ 185,272 (4)
    Baypoint Shoreline Apts, Duluth, MN            1/22      10/01      7.5%          928,902 (4)       914,784           87,967 (4)
    Berryhill Apts., Grass Valley, CA              1/21      11/02      7.5%        1,198,905 (4)     1,180,877          115,899 (4)
    Brougham Estates II, Kansas City, KS          11/22       3/02      7.5%        2,476,492 (4)     2,438,559          230,860 (4)
    College Green Apts., Wilmington, NC            3/23       2/02      7.5%        1,332,254 (4)     1,311,788          123,455 (4)
    Kaynorth Apts., Lansing, MI                    4/23       9/02      7.5%        1,808,236 (4)     1,780,437          167,318 (4)
    Westbrook Apts., Kokomo, IN                   11/22       9/02      7.5%        1,719,291 (4)     1,693,193          163,177 (4)
                                                                                  -----------       -----------

    Total Investment in FHA-Insured Certificates                                   11,433,137        11,258,675
                                                                                  -----------       -----------

       TOTAL INVESTMENT IN INSURED MORTGAGES                                      $26,127,508       $23,855,773
                                                                                  ===========       ===========


See notes to Schedule IV - Mortgage Loans on Real Estate

                       AMERICAN INSURED MORTGAGE INVESTORS

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2000

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

(7) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(8) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 2000 and 1999, is as follows:

                                                               2000                        1999
                                                            -----------                 -----------
Beginning balance                                           $25,219,376                 $26,349,115

  Gain on mortgage dispositions                                 188,455                      67,150
  Proceeds from disposition of mortgages                     (1,181,623)(a)                (383,582)
  Principal receipts on Insured Mortgages                      (280,200)                   (267,690)
  Adjustment to unrealized gains on
    investment in Insured Mortgages                             (90,235)                   (545,617)
                                                            -----------                 -----------

Ending balance                                              $23,855,773                 $25,219,376
                                                            ===========                 ===========

     (a) This amount represents non-cash proceeds of $1,192,617 (as reflected on the Statements of Cash Flows) less $10,994 of accrued interest income.

(9) The tax basis of the Insured Mortgages was approximately $20.9 million and $22.2 million as of December 31, 2000 and 1999, respectively.