Form 10-Q
period 2001-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2001-05-15
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         March 31, 2001
                                                              --------------


Commission file number                                           1-11060
                                                              --------------



                       AMERICAN INSURED MORTGAGE INVESTORS
                ------------------------------------------------
               (Exact name of registrant as specified in charter)



         California                                     13-3180848
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2001, 10,000,125 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000              3

                  Statements of Income and Comprehensive Income - for the three
                    months ended March 31, 2001 and 2000 (unaudited)                             4

                  Statement of Changes in Partners' Equity - for the three months ended
                    March 31, 2001 (unaudited)                                                   5

                  Statements of Cash Flows - for the three months ended March 31, 2001
                    and 2000 (unaudited)                                                         6

                  Notes to Financial Statements (unaudited)                                      7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      12

Item 2A.      Qualitative and Quantitative Disclosures About Market Risk                         14

PART II.      Other Information

Item 5.       Other Information                                                                  15

Item 6.       Exhibits and Reports on Form 8-K                                                   15

Signature                                                                                        16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                           March 31,        December 31,
                                                             2001              2000
                                                          -------------    ------------
                                                          (Unaudited)
                     ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                           $  4,857,691    $  4,874,050
    Acquired insured mortgages                                7,698,582       7,723,048
                                                           ------------    ------------
                                                             12,556,273      12,597,098

Investment in FHA-Insured Certificates,
  at fair value                                              11,250,793      11,258,675

Cash and cash equivalents                                       593,455         567,491

Receivables and other assets                                    208,511         203,781

Due from affiliate                                            1,201,933       1,230,180
                                                           ------------    ------------
      Total assets                                         $ 25,810,965    $ 25,857,225
                                                           ============    ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $    514,940    $    514,940

Accounts payable and accrued expenses                            64,983          71,763
                                                           ------------    ------------
      Total liabilities                                         579,923         586,703
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                   28,756,082      28,817,932
  General partners' deficit                                  (5,259,999)     (5,258,151)
  Accumulated other comprehensive income                      1,734,959       1,710,741
                                                           ------------    ------------
      Total Partners' equity                                 25,231,042      25,270,522
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 25,810,965    $ 25,857,225
                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)



                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                        2001             2000
                                                     ---------        ---------
Income:
  Mortgage investment income                         $ 538,418        $ 570,083
  Interest and other income                             26,818            3,966
                                                     ---------        ---------
                                                       565,236          574,049
                                                     ---------        ---------

Expenses:
  Asset management fee to related parties               56,706           59,316
  General and administrative                            57,288           61,291
                                                     ---------        ---------
                                                       113,994          120,607
                                                     ---------        ---------

Net earnings                                         $ 451,242        $ 453,442
                                                     =========        =========

Other comprehensive income (loss)                       24,218          (39,575)
                                                     ---------        ---------
Comprehensive income                                 $ 475,460        $ 413,867
                                                     ---------        ---------

Net earnings allocated to:
  Limited partners - 97.1%                           $ 438,156        $ 440,292
  General Partner -   2.9%                              13,086           13,150
                                                     ---------        ---------
                                                     $ 451,242        $ 453,442
                                                     =========        =========

Net earnings per Unit of limited
  partnership interest - basic                       $    0.04        $    0.04
                                                     =========        =========

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2001

                                   (Unaudited)



                                                                                      Accumulated
                                                                                         Other
                                                       General         Limited       Comprehensive
                                                       Partner         Partner          Income          Total
                                                     ------------    ------------    -------------   ------------
Balance, December 31, 2000                           $ (5,258,151)   $ 28,817,932    $  1,710,741    $ 25,270,522

  Net Earnings                                             13,086         438,156              --         451,242

  Adjustment to unrealized gains on
     investments in insured mortgages                          --              --          24,218          24,218

  Distributions paid or accrued of $0.05 per Unit,
     including return of capital of $0.01 per Unit        (14,934)       (500,006)             --        (514,940)
                                                     ------------    ------------    ------------    ------------

Balance, March 31, 2001                              $ (5,259,999)   $ 28,756,082    $  1,734,959    $ 25,231,042
                                                     ============    ============    ============    ============

Limited Partnership Units outstanding - basic, as
  of March 31, 2001                                                    10,000,125
                                                                       ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                       For the three months ended
                                                                                               March 31,
                                                                                           2001         2000
                                                                                         ---------    ---------
Cash flows from operating activities:
   Net earnings                                                                          $ 451,242    $ 453,442
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         Decrease (increase) in due from affiliate, receivables and other assets            23,517       (4,729)
         (Decrease) increase in accounts payable and accrued expenses                       (6,780)       5,623
                                                                                         ---------    ---------

            Net cash provided by operating activities                                      467,979      454,336
                                                                                         ---------    ---------

Cash flows provided by investing activities:
   Receipt of mortgage principal from scheduled payments                                    72,925       70,320
                                                                                         ---------    ---------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (514,940)    (926,891)
                                                                                         ---------    ---------


Net increase (decrease) in cash and cash equivalents                                        25,964     (402,235)

Cash and cash equivalents, beginning of period                                             567,491      982,930
                                                                                         ---------    ---------

Cash and cash equivalents, end of period                                                 $ 593,455    $ 580,695
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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000). On
April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. announced the completion of their confirmed joint plan of reorganization and emerged from bankruptcy. This marks the conclusion of CRIIMI MAE's and CRIIMI MAE Management, Inc.'s financial reorganization.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 2000.

Comprehensive Income
--------------------

     Comprehensive income is the change in Partners' equity during a period from transactions from non-owner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. Unrealized gains and losses are reported in the equity section of the Balance Sheet as Accumulated Other Comprehensive Income.


3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 2001 and December 31, 2000:

                                             March 31,              December 31,
                                               2001                    2000
                                            -----------             -----------
Number of
  Acquired Insured Mortgages                          3                       3
  Originated Insured Mortgages                        1                       1
Amortized Cost                              $12,556,273             $12,597,098
Face Value                                   14,629,675              14,694,371
Fair Value                                   14,263,581              14,222,808

     As of May 1, 2001, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 2001 and 2000, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of March 31, 2001 and December 31, 2000:

                                             March 31,              December 31,
                                               2001                    2000
                                            -----------             -----------
Number of mortgages                                   7                       7
Amortized Cost                              $ 9,503,906             $ 9,536,007
Face Value                                   11,378,682              11,433,137
Fair Value                                   11,250,793              11,258,675

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of May 1, 2001.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, as of March 31, 2001, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In general, AIM 85 will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

     Most of the Insured Mortgages held by the Partnership apply to the Section 221 program of the National Housing Act of 1937, as amended, (the "Section 221 program"). Under the Section 221 program a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage. The Partnership has initiated its request to put these mortgages to FHA as they become due. Once the servicer of a mortgage has filed an application for insurance benefits under section 221, the Partnership will no longer receive monthly principal and interest on the applicable mortgage.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2001 and 2000 are as follows:

Quarter Ended                                          2001              2000
-------------                                        --------          --------
March 31,                                            $   0.05          $   0.05
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the three months ended March 31, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                     COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                      For the three months
                                    Capacity in Which                    ended March 31,
Name of Recipient                      Served/Item                      2001         2000
-----------------              ----------------------------          ----------   ----------
CRIIMI, Inc. (1)               General Partner/Distribution          $   14,934   $   14,934

AIM Acquisition
  Partners, L.P. (2)           Advisor/Asset Management Fee              56,706       59,316

CRIIMI MAE Management,         Affiliate of General Partner/             10,578       11,170
  Inc                          Expense Reimbursement

American Insured Mortgage      Affiliate of General partner/
  Investors L.P. - Series 85   Reimbursement of Debenture Proceeds    1,201,933           --

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $16,713 and $17,481 for the three months ended March 31, 2001 and 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.

(3) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million.

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

General
-------

     As of March 31, 2001, the Partnership had invested in 11 Insured Mortgage Investments, with an aggregate amortized cost of approximately $22 million, face value of approximately $26 million and fair value of approximately $26 million.

     As of May 1, 2001, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

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

Results of Operations
---------------------

     Net earnings decreased slightly for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a reduction in mortgage investment income, as discussed below. This decrease was partially offset by an increase in interest and other income, a decrease in asset management fee to related parties and a decrease in general and administrative expense, as discussed below.

     Mortgage investment income decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due a reduction in the mortgage base. The mortgage base decreased due to one mortgage disposition, in December 2000, with a principal balance of approximately $1.2 million, representing an approximate 4% decrease in the aggregate principal balance of the total mortgage portfolio since November 2000.

     Interest and other income increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. This increase is primarily due an increase in interest earned on debenture due from affiliate, as discussed below.

     Asset management fee to related parties decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. This decrease is primarily due to a reduction in expenses resulting from a decrease in the number of registered Unitholders.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, as of March 31, 2001, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In general, AIM 85 will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

Liquidity and Capital Resources
-------------------------------

         The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to an increase in the change in due from affiliate, receivables and other assets. The change in due from affiliate, receivables and other assets is due to an increase in interest on debenture received from affiliate, as discussed above.

     Net cash used in financing activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners during the first three months of 2001 as compared to the same period in 2000.


ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of Partnership's assets.

     Management has determined that there has not been a material change as of March 31, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II. OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

      The following table sets forth information concerning a change in the board of directors of CRIIMI MAE, the sole shareholder of the General Partner, effective April 17, 2001. Under the terms of CRIIMI MAE's reorganization plan, the Board of Directors has expanded from six to nine directors.

The five new Directors are:

o John R. Cooper, senior vice president, finance, of PG&E National Energy Group, Inc., Bethesda, MD and senior vice president, finance and chief financial officer of PG&E National Energy Group Company, a subsidiary of PG&E Energy Group, Inc.
o Alan M. Jacobs, president, AMJ Advisors LLC, Woodmere, NY, that provides expertise in business turnarounds, corporate restructuring and reorganization corporate finance and dispute resolution; AMJ was a financial advisor for CRIIMI MAE's Official Committee of Equity Shareholders.
o Donald J. MacKinnon, chief executive officer and president, REALM, New York, NY, a business-to-business e-commerce hub that combines the resources of several real estate software companies: ARGUS Financial Software, B.J. Murray, CTI Limited, DYNA and NewStar solutions.
o Donald C. Wood, president and chief operating officer, Federal Realty Investment Trust, Rockville, MD, an owner, manager and developer of high quality retail and mixed-use properties.
o Michael F. Wurst, principal, Meridian Realty Advisors, Inc., Dallas, TX, a Dallas-based real estate investment firm focusing on out-of-favor or liquidity-challenged sectors and assets.

Directors to remain on the Board are:

o    William B. Dockser, chairman, CRIIMI MAE Inc., Rockville, MD.
o    H. William Willoughby, president, CRIIMI MAE Inc., Rockville, MD.
o Robert J. Merrick, chief credit officer and director, MCG Capital Corporation, Richmond, VA.
o Robert E. Woods, managing director and head of loan syndication for the Americas, Societe Generale, New York, NY.

     Garrett G. Carlson, Sr. and G. Richard Dunnells resigned as directors in conjunction with the effective date of the reorganization plan.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERICAN INSURED
                                                MORTGAGE  INVESTORS
                                                (Registrant)

                                                 By: CRIIMI, Inc.
                                                     General Partner


May 15, 2001                                         /s/ Cynthia O. Azzara
------------                                         ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer