Form 10-Q
period 2001-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2001-08-03
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         June 30, 2001
                                                              -------------


Commission file number                                           1-11060
                                                                 -------



                       AMERICAN INSURED MORTGAGE INVESTORS
                       -----------------------------------
               (Exact name of registrant as specified in charter)



        California                                       13-3180848
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                    20852
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2001, 10,000,125 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001





                                                                                               PAGE
                                                                                               ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000               3

                  Statements of Income and Comprehensive Income - for the three and
                    six months ended June 30, 2001 and 2000 (unaudited)                          4

                  Statement of Changes in Partners' Equity - for the six months ended
                    June 30, 2001 (unaudited)                                                    5

                  Statements of Cash Flows - for the six months ended June 30, 2001
                    and 2000 (unaudited)                                                         6

                  Notes to Financial Statements (unaudited)                                      7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      12

Item 2A.      Qualitative and Quantitative Disclosures About Market Risk                         14

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   15

Signature                                                                                        16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                            June 30,        December 31,
                                                              2001              2000
                                                          ------------      ------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                          $  4,841,013      $  4,874,050
    Acquired insured mortgages                               7,673,452         7,723,048
                                                          ------------      ------------
                                                            12,514,465        12,597,098

Investment in FHA-Insured Certificates,
  at fair value                                             11,065,047        11,258,675

Cash and cash equivalents                                      595,859           567,491

Receivables and other assets                                   203,781           203,781

Due from affiliate                                           1,223,177         1,230,180
                                                          ------------      ------------
      Total assets                                        $ 25,602,329      $ 25,857,225
                                                          ============      ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $    514,940      $    514,940

Accounts payable and accrued expenses                           80,118            71,763
                                                          ------------      ------------
      Total liabilities                                        595,058           586,703
                                                          ------------      ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                  28,687,211        28,817,932
  General partners' deficit                                 (5,262,057)       (5,258,151)
  Accumulated other comprehensive income                     1,582,117         1,710,741
                                                          ------------      ------------
      Total Partners' equity                                25,007,271        25,270,522
                                                          ------------      ------------
      Total liabilities and partners' equity              $ 25,602,329      $ 25,857,225
                                                          ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)



                                                         For the three months ended       For the six months ended
                                                                  June 30,                         June 30,
                                                        ----------------------------     ---------------------------
                                                           2001             2000            2001            2000
                                                        -----------      -----------     -----------     -----------
Income:
  Mortgage investment income                            $   536,631      $   568,359     $ 1,075,049     $ 1,138,442
  Interest and other income                                  25,290            2,860          52,108           6,826
                                                        -----------      -----------     -----------     -----------
                                                            561,921          571,219       1,127,157       1,145,268
                                                        -----------      -----------     -----------     -----------

Expenses:
  Asset management fee to related parties                    56,706           59,316         113,412         118,632
  General and administrative                                 61,204           60,044         118,492         121,335
                                                        -----------      -----------     -----------     -----------
                                                            117,910          119,360         231,904         239,967
                                                        -----------      -----------     -----------     -----------

Net earnings                                            $   444,011      $   451,859     $   895,253     $   905,301
                                                        ===========      ===========     ===========     ===========

Other comprehensive income (loss)                          (152,842)         (79,480)       (128,624)       (119,055)
                                                        -----------      -----------     -----------     -----------
Comprehensive income                                    $   291,169      $   372,379     $   766,629     $   786,246
                                                        -----------      -----------     -----------     -----------

Net earnings allocated to:
  Limited partners - 97.1%                              $   431,135      $   438,755     $   869,291     $   879,047
  General Partner -   2.9%                                   12,876           13,104          25,962          26,254
                                                        -----------      -----------     -----------     -----------
                                                        $   444,011      $   451,859     $   895,253     $   905,301
                                                        ===========      ===========     ===========     ===========

Net earnings per Unit of limited
  partnership interest - basic                          $      0.04      $      0.04     $      0.09     $      0.09
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2001

                                   (Unaudited)


                                                                                                      Accumulated
                                                                                                        Other
                                                                   General           Limited         Comprehensive
                                                                   Partner           Partner            Income            Total
                                                                 ------------      ------------      ------------      ------------
Balance, December 31, 2000                                       $ (5,258,151)     $ 28,817,932      $  1,710,741      $ 25,270,522

  Net Earnings                                                         25,962           869,291                 -           895,253

  Adjustment to unrealized gains on
     investments in insured mortgages                                       -                 -          (128,624)         (128,624)

  Distributions paid or accrued of $0.10 per Unit,
     including return of capital of $0.01 per Unit                    (29,868)       (1,000,012)                -        (1,029,880)
                                                                 ------------      ------------      ------------      ------------

Balance, June 30, 2001                                           $ (5,262,057)     $ 28,687,211      $  1,582,117      $ 25,007,271
                                                                 ============      ============      ============      ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2001                                                                   10,000,125
                                                                                     ==========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         For the six months ended
                                                                                                  June 30,
                                                                                            2001           2000
                                                                                         -----------    -----------
Cash flows from operating activities:
   Net earnings                                                                          $   895,253    $   905,301
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         Decrease in due from affiliate, receivables and other assets                          7,003              -
         Increase in accounts payable and accrued expenses                                     8,355          4,052
                                                                                         -----------    -----------

            Net cash provided by operating activities                                        910,611        909,353
                                                                                         -----------    -----------

Cash flows provided by investing activities:
   Receipt of mortgage principal from scheduled payments                                     147,637        142,366
                                                                                         -----------    -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (1,029,880)    (1,441,830)
                                                                                         -----------    -----------


Net increase (decrease) in cash and cash equivalents                                          28,368       (390,111)

Cash and cash equivalents, beginning of period                                               567,491        982,930
                                                                                         -----------    -----------

Cash and cash equivalents, end of period                                                 $   595,859    $   592,819
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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., an affiliate of CRIIMI MAE.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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


3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 2001 and December 31, 2000:

                                             June 30,               December 31,
                                               2001                     2000
                                            -----------              -----------
Number of
  Acquired Insured Mortgages                          3                        3
  Originated Insured Mortgages                        1                        1
Amortized Cost                              $12,514,465              $12,597,098
Face Value                                   14,563,748               14,694,371
Fair Value                                   14,002,680               14,222,808

     As of August 1, 2001, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 2001 and 2000, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 2001 and December 31, 2000:

                                             June 30,               December 31,
                                               2001                     2000
                                            -----------              -----------
Number of mortgages                                   7                        7
Amortized Cost                              $ 9,471,003              $ 9,536,007
Face Value                                   11,323,200               11,433,137
Fair Value                                   11,065,047               11,258,675

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of August 1, 2001.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, as of June 30, 2001, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In general, AIM 85 will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time. The servicer of this mortgage filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000.

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

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2001 and 2000 are as follows:

         Quarter Ended                                 2001             2000
         -------------                               --------         --------
         March 31,                                   $   0.05         $   0.05
         June 30,                                    $   0.05         $   0.05
                                                     --------         --------
                                                     $   0.10         $   0.10
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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the six months ended June 30, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                For the three months       For the six months
                                             Capacity in Which                      ended June 30,            ended June 30,
Name of Recipient                              Served/Item                        2001         2000         2001         2000
-----------------                       ----------------------------            --------     --------     --------     --------
CRIIMI, Inc. (1)                        General Partner/Distribution            $ 14,934     $ 14,933     $ 29,868     $ 29,866

AIM Acquisition
 Partners, L.P. (2)                     Advisor/Asset Management Fee              56,706       59,316      113,412      118,632

CRIIMI MAE Management,                  Affiliate of General Partner/             12,087       12,303       22,665       23,473
 Inc                                      Expense Reimbursement

American Insured Mortgage               Affiliate of General partner/
 Investors - Series 85, L.P.(3)           Reimbursement of Debenture Proceeds     21,243            -       42,486            -

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $16,713 and $33,426 for the three and six months ended June 30, 2001, respectively and $17,481 and $34,962 for the three and six months ended June 30, 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.

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

General
-------

     As of June 30, 2001, the Partnership had invested in 11 Insured Mortgage Investments, with an aggregate amortized cost of approximately $22 million, face value of approximately $26 million and fair value of approximately $25 million.

     As of August 1, 2001, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

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

Results of Operations
---------------------

     Net earnings decreased slightly for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in mortgage investment income, as discussed below. This decrease was partially offset by an increase in interest and other income and a decrease in asset management fee to related parties, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased due to one mortgage disposition, in December 2000, with a principal balance of approximately $1.2 million, representing an approximate 4% decrease in the aggregate principal balance of the total mortgage portfolio since November 2000.

     Interest and other income increased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000. This increase is primarily due to an increase in interest earned on debenture due from affiliate, as discussed below.

     Asset management fee to related parties decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base, as previously discussed.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 and a fair value of $2,361,381, as of June 30, 2001, was issued to AIM 85 and will earn interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In general, AIM 85 will hold the debenture until its maturity date of June 1, 2010 or when called, whichever comes first. A distribution will be declared at that time.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities did not change significantly for the six months ended June 30, 2001, as compared to the corresponding period in 2000.

     Net cash provided by investing activities increased for the six months ended June 30, 2001, as compared to the corresponding period in 2000, due to an increase in the receipt of mortgage principal from scheduled payments due to the normal amortization of the mortgages.

     Net cash used in financing activities decreased for the six months ended June 30, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners during the first six months of 2001 as compared to the same period in 2000.


ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of June 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 30 basis points compared to December 31, 2000.


     Management has determined that there has not been a material change as of June 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

PART II. OTHER INFORMATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AMERICAN INSURED
                                                     MORTGAGE  INVESTORS
                                                     (Registrant)

                                                     By:     CRIIMI, Inc.
                                                     General Partner


August   , 2001                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer