Form 10-Q
period 2001-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2001-11-09
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         September 30, 2001
                                                              ------------------


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  September  30,  2001,   10,000,125   depository  units  of  limited
partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001





                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000          3

                  Statements of Income and Comprehensive Income - for the three and
                    nine months ended September 30, 2001 and 2000 (unaudited)                    4

                  Statement of Changes in Partners' Equity - for the nine months ended
                    September 30, 2001 (unaudited)                                               5

                  Statements of Cash Flows - for the nine months ended September 30, 2001
                    and 2000 (unaudited)                                                         6

                  Notes to Financial Statements (unaudited)                                      7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      12

Item 2A.      Qualitative and Quantitative Disclosures About Market Risk                         14

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   15

Signature                                                                                        16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                           September 30,     December 31,
                                                               2001              2000
                                                           ------------      ------------
                                                            (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                           $  4,824,010      $  4,874,050
    Acquired insured mortgages                                7,647,640         7,723,048
                                                           ------------      ------------
                                                             12,471,650        12,597,098

Investment in FHA-Insured Certificates,
  at fair value                                              10,146,911        11,258,675

Cash and cash equivalents                                     1,813,522           567,491

Receivables and other assets                                    198,852           203,781

Due from affiliate                                            1,213,860         1,230,180
                                                           ------------      ------------
      Total assets                                         $ 25,844,795      $ 25,857,225
                                                           ============      ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  1,750,794      $    514,940

Accounts payable and accrued expenses                            81,663            71,763
                                                           ------------      ------------
      Total liabilities                                       1,832,457           586,703
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                   27,605,888        28,817,932
  General partners' deficit                                  (5,294,352)       (5,258,151)
  Accumulated other comprehensive income                      1,700,802         1,710,741
                                                           ------------      ------------
      Total Partners' equity                                 24,012,338        25,270,522
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 25,844,795      $ 25,857,225
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                          For the three months ended             For the nine months ended
                                                                 September 30,                         September 30,
                                                        -------------------------------       -------------------------------
                                                           2001                2000               2001               2000
                                                        ------------       ------------       ------------       ------------
Income:
  Mortgage investment income                            $    527,386       $    566,592       $  1,602,435       $  1,705,034
  Interest and other income                                   26,805              2,940             78,913              9,766
                                                        ------------       ------------       ------------       ------------
                                                             554,191            569,532          1,681,348          1,714,800
                                                        ------------       ------------       ------------       ------------

Expenses:
  Asset management fee to related parties                     56,706             59,316            170,118            177,948
  General and administrative                                  50,516             54,479            169,008            175,814
                                                        ------------       ------------       ------------       ------------
                                                             107,222            113,795            339,126            353,762
                                                        ------------       ------------       ------------       ------------
Net earnings before gain on
  mortgage disposition                                       446,969            455,737          1,342,222          1,361,038

Gain on mortgage disposition                                 190,207                  -            190,207                  -
                                                        ------------       ------------       ------------       ------------

Net earnings                                            $    637,176       $    455,737       $  1,532,429       $  1,361,038
                                                        ============       ============       ============       ============

Other comprehensive income (loss)                            118,685            110,720             (9,939)            (8,335)
                                                        ------------       ------------       ------------       ------------
Comprehensive income                                    $    755,861       $    566,457       $  1,522,490       $  1,352,703
                                                        ------------       ------------       ------------       ------------

Net earnings allocated to:
  Limited partners - 97.1%                              $    618,698       $    442,521       $  1,487,989       $  1,321,568
  General Partner -   2.9%                                    18,478             13,216             44,440             39,470
                                                        ------------       ------------       ------------       ------------
                                                        $    637,176       $    455,737       $  1,532,429       $  1,361,038
                                                        ============       ============       ============       ============

Net earnings per Unit of limited
  partnership interest - basic                          $       0.06       $       0.04       $       0.15       $       0.13
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2001

                                   (Unaudited)

                                                                                         Accumulated
                                                                                           Other
                                                        General          Limited        Comprehensive
                                                        Partner          Partner           Income             Total
                                                      ------------     ------------     -------------     -------------
Balance, December 31, 2000                            $ (5,258,151)     $ 28,817,932      $  1,710,741      $ 25,270,522

  Net Earnings                                              44,440         1,487,989                 -         1,532,429

  Adjustment to unrealized gains on
     investments in insured mortgages                            -                 -            (9,939)           (9,939)

  Distributions paid or accrued of $0.27 per Unit,
     including return of capital of $0.12 per Unit         (80,641)       (2,700,033)                -        (2,780,674)
                                                      ------------      ------------      ------------      ------------

Balance, September 30, 2001                           $ (5,294,352)     $ 27,605,888      $  1,700,802      $ 24,012,338
                                                      ============      ============      ============      ============

Limited Partnership Units outstanding - basic, as
  of September 30, 2001                                                   10,000,125
                                                                          ==========




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            For the nine months ended
                                                                                                   September 30,
                                                                                              2001              2000
                                                                                          ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                           $  1,532,429      $  1,361,038
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Net gain on mortgage disposition                                                           (190,207)                -
   Changes in assets and liabilities:
      Decrease (increase) in due from affiliate, receivables and other assets                   33,176           (38,747)
      Increase in accounts payable and accrued expenses                                          9,900             8,557
                                                                                          ------------      ------------

            Net cash provided by operating activities                                        1,385,298         1,330,848
                                                                                          ------------      ------------

Cash flows provided by investing activities:
   Proceeds from disposition of mortgage prepayments                                         1,184,199                 -
   Receipt of mortgage principal from scheduled payments                                       221,354           216,177
                                                                                          ------------      ------------

            Net cash provided by investing activities                                        1,405,553           216,177
                                                                                          ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                           (1,544,820)       (1,956,769)
                                                                                          ------------      ------------


Net increase (decrease) in cash and cash equivalents                                         1,246,031          (409,744)

Cash and cash equivalents, beginning of period                                                 567,491           982,930
                                                                                          ------------      ------------

Cash and cash equivalents, end of period                                                  $  1,813,522      $    573,186
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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


3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of September 30, 2001 and December 31, 2000:

                                          September 30,            December 31,
                                              2001                     2000
                                          ------------             ------------
Number of
  Acquired Insured Mortgages                         3                        3
  Originated Insured Mortgages                       1                        1
Amortized Cost                            $ 12,471,650             $ 12,597,098
Face Value                                  14,496,566               14,694,371
Fair Value                                  14,400,773               14,222,808

     As of November 1, 2001, all of the FHA-Insured Loans are current with respect to payment of principal and interest.

     In addition to base interest payments from originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 2001 and 2000, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of September 30, 2001 and December 31, 2000:

                                          September 30,            December 31,
                                              2001                     2000
                                          ------------             ------------
Number of mortgages (1)                              6                        7
Amortized Cost                            $  8,446,109             $  9,536,007
Face Value                                  10,087,747               11,433,137
Fair Value                                  10,146,911               11,258,675

(1) In September 2001, the mortgage on Berryhill Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $190,000 for the nine months ended September 30, 2001. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.

     All of the FHA-Insured Certificates were current with respect to the payment of principal and interest as of November 1, 2001, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the October payment of principal and interest.

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

     The servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000. In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for this mortgage. The mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors
- Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 as of September 30, 2001, was issued to AIM 85 and earns interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In August 2001, HUD issued a call notice for redemption of this debenture on January 1, 2002, at par, plus accrued interest. A distribution will be declared at that time.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2001 and 2000 are as follows:

         Quarter Ended                                   2001            2000
         -------------                                 --------        --------
         March 31,                                     $   0.05        $   0.05
         June 30,                                          0.05            0.05
         September 30,                                     0.17(1)         0.05
                                                       --------        --------
                                                       $   0.27        $   0.15
                                                       ========        ========

(1) This amount includes approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Berryhilll Apartments.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have, during the nine months ended September 30, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                               For the three months         For the nine months
                                        Capacity in Which                       ended September 30,         ended September 30,
Name of Recipient                          Served/Item                           2001         2000           2001         2000
-----------------                      -------------------                    ----------   ----------     ----------   ----------
CRIIMI, Inc. (1)                    General Partner/Distribution              $   50,773   $   14,933     $   80,641   $   44,800

AIM Acquisition
  Partners, L.P.(2)                 Advisor/Asset Management Fee                  56,706       59,316        170,118      177,948

CRIIMI MAE Management,              Affiliate of General Partner/                  7,017        9,209         29,682       32,682
  Inc.                               Expense Reimbursement

American Insured Mortgage           Affiliate of General partner/
  Investors - Series 85, L.P. (3)    Reimbursement of Debenture Proceeds          21,243            -         63,729            -

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $16,713 and $50,139 for the three and nine months ended September 30, 2001, respectively and $17,481 and $52,443 for the three and nine months ended September 30, 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.

(3) In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233, was issued to AIM 85 and earns interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. In August 2001, HUD issued a call notice for redemption of this debenture in January 2002.

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

General
-------

     As of September 30, 2001, the Partnership had invested in 10 Insured Mortgage Investments, with an aggregate amortized cost of approximately $21 million, face value of approximately $25 million and fair value of approximately $25 million.

     As of November 1, 2001, all of the FHA-Insured Loans and FHA-Insured Certificates are current with respect to payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the October payment of principal and interest.

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

Results of Operations
---------------------

     Net earnings increased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to the gain on mortgage disposition, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased due to two mortgage dispositions with a principal balance of approximately $2.4 million, representing an approximate 9% decrease in the aggregate principal balance of the total mortgage portfolio since November 2000.

     Interest and other income increased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000. This increase is primarily due to an increase in interest earned on debenture due from affiliate, as discussed below.

     Asset management fee to related parties decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expense decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a decrease in payroll expense and other general and administrative expenses as a result of the decrease in mortgage base.

     Gain on mortgage disposition increased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000. During the nine months ended September 30, 2001, the Partnership recognized a gain of approximately $190,000 from the prepayment of the mortgage on Berryhill Apartments. During the nine months ended September 30, 2000, the Partnership recognized no gains or losses.

     In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for the mortgage on Fox Run Apartments. This mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. (AIM 85). The debenture, with a face value of $2,385,233 as of September 30, 2001, was issued to AIM 85 and earns interest semi-annually on January 1 and July 1. The Partnership expects to receive net proceeds of approximately $1.2 million. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate. In August 2001, HUD issued a call notice for redemption of this debenture on January 1, 2002, at par, plus accrued interest. A distribution will be declared at that time.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient for the nine months ended September 30, 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities did not change significantly for the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

     Net cash provided by investing activities increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, due to an increase in proceeds received from mortgage prepayments and the receipt of mortgage principal from scheduled payments due to the normal amortization of the mortgages.

     Net cash used in financing activities decreased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners during the first nine months of 2001 as compared to the same period in 2000.


ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of September 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had decreased by approximately 57 basis points compared to December 31, 2000.

     Management has determined that there has not been a material change as of September 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

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


November 9, 2001                                     /s/ Cynthia O. Azzara
-----------------                                    ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer