Form 10-K
period 2001-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2002-03-20
CIK 724533

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

For the fiscal year ended December 31, 2001       Commission file number 1-11060


                       AMERICAN INSURED MORTGAGE INVESTORS
                       -----------------------------------
             (Exact name of registrant as specified in it's charter)


         California                                              13-3180848
-------------------------------                              ------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 19, 2002, 10,000,125 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $25,469,604.

                       Documents incorporated by Reference

                                      None

                       AMERICAN INSURED MORTGAGE INVESTORS

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I

Item 1.           Business                                                                                3
Item 2.           Properties                                                                              4
Item 3.           Legal Proceedings                                                                       4
Item 4.           Submission of Matters to a Vote of Security Holders                                     4


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters                  5
Item 6.           Selected Financial Data                                                                 6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                           7
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk                             12
Item 8.           Financial Statements and Supplementary Data                                            12
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                          12

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                     13
Item 11.          Executive Compensation                                                                 15
Item 12.          Security Ownership of Certain Beneficial Owners and Management                         15
Item 13.          Certain Relationships and Related Transactions                                         16


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                        17

Signatures                                                                                               20

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

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also
Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 2001, which is hereby incorporated by reference herein.

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, Real Estate Investments Trusts ("REITS") or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that CRIIMI MAE, one or more of the "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
          MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The Units are traded on the American Stock Exchange ("AMEX") under the trading symbol of "AIA". The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2001 and 2000 were as follows:

                                                                  Amount of
                                      2001                      Distribution
Quarter Ended                 High              Low               Per Unit
-------------                 ----              ---               --------
March 31                   $  2.6000        $  2.2500             $  0.05
June 30                       2.7500           2.4000                0.05
September 30                  2.7000           2.3000                0.17(1)
December 31                   3.0000           2.3000                0.05
                                                                  -------
                                                                  $  0.32
                                                                  =======


                                                                  Amount of
                                      2000                      Distribution
Quarter Ended                 High              Low               Per Unit
-------------                 ----              ---               --------
March 31                   $  2.5625        $  2.2500             $  0.05
June 30                       2.6250           2.1250                0.05
September 30                  2.4375           2.1250                0.05
December 31                   2.4375           2.1875                0.05
                                                                  -------
                                                                  $  0.20
                                                                  =======

(1) This amount includes approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Berryhill Apartments.


     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the partnership agreement.


                                               Approximate Number of Unitholders
      Title of Class                                as of December 31, 2001
      --------------                                -----------------------
Depositary Units of Limited
   Partnership Interest                                    6,600

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                             For the years ended December 31,
                                              2001          2000          1999          1998         1997
                                            --------      --------      --------      --------     --------
Income                                      $  2,215      $  2,279      $  2,354      $  3,191     $  3,415

Net gains from
 mortgage dispositions                           190           188            67         1,290           --

Net earnings                                   1,955         2,011         1,925         3,978        2,879

Net earnings per Limited
  Partnership Unit - Basic (1)              $   0.19      $   0.20      $   0.19      $   0.39     $   0.28

Distributions per Limited
  Partnership Unit (1)(2)                   $   0.32      $   0.20      $   0.36      $   1.29     $   0.29

                                                                         As of December 31,
                                              2001          2000          1999          1998         1997
                                            --------      --------      --------      --------     --------
Total assets                                $ 24,138      $ 25,857      $ 26,416      $ 28,735     $ 38,551

Partners' equity                              23,530        25,271        25,422        27,750       37,661

(1) Calculated based upon the weighted average number of Limited Partnership Units outstanding.

(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997 which were paid subsequent to each year end. See Notes 8 and 9 of the Notes to Financial Statements.

     The selected income statement data presented above for the years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 1998 and 1997, and the selected balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, a wholly-owned subsidiary of CRIIMI MAE.

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

     Most of the Insured Mortgages held by the Partnership apply to the Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 program"). Under the Section 221 program, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA will receive, in exchange therefor, United States Department of Housing and Urban Development ("HUD") debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage. The Partnership has initiated its request to put these mortgages to FHA as they become due. Once the servicer of a mortgage has filed an application for insurance benefits under Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage.

     The servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000. In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for this mortgage. The mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors
- Series 85, L.P. ("AIM 85"). The debenture, with a face value of $2,385,233, was issued to AIM 85 with interest payable semi-annually on January 1 and July
1. The Partnership recognized a gain of approximately $188,000 for the year ended December 31, 2000 related to this assignment. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate as of December 31, 2001. In January 2002, the debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds is expected to be declared in March 2002.

     The Partnership's investment in Insured Mortgages consists of FHA-insured mortgage loans ("FHA-Insured Loans") and participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

     As of December 31, 2001, the Partnership had invested in 10 Insured Mortgages, with an aggregate amortized cost of approximately $21 million, a face value of approximately $24 million and a fair value of approximately $24 million, as discussed below.

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Investment in FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 2001 and 2000:

                                                                            December 31,
                                                                    2001                     2000
                                                                    ----                     ----
Number of
  Acquired Insured Mortgages                                              3                        3
  Originated Insured Mortgage                                             1                        1
Amortized Cost                                                 $ 12,427,801             $ 12,597,098
Face Value                                                       14,428,107               14,694,371
Fair Value                                                       13,846,281               14,222,808

     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 1, 2002.

Investment in FHA-Insured Certificates
--------------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 2001 and 2000:

                                                                            December 31,
                                                                    2001                     2000
                                                                    ----                     ----
Number of mortgages (1)                                                   6                        7
Amortized Cost                                                  $ 8,415,866             $  9,536,007
Face Value                                                       10,037,064               11,433,137
Fair Value                                                        9,727,346               11,258,675

(1) In September 2001, the mortgage on Berryhill Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $190,000 for the year ended December 31, 2001. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in September 2001 and paid to Unitholders in November 2001.

     As of March 1, 2002, all of the Partnership's FHA-Insured Certificates were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the February 2002 payment of principal and interest.

Results of Operations
---------------------

2001 versus 2000
----------------

     Net earnings decreased slightly for 2001 as compared to 2000 primarily due to a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased for 2001 as compared to 2000 primarily due to a reduction in the mortgage base. The mortgage base decreased due to two mortgage dispositions with a principal balance of approximately $2.4 million, representing an approximate 9% decrease in the aggregate principal balance of the total mortgage portfolio since November 2000.

     Interest and other income increased for 2001 as compared to 2000. This increase is primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fee to related parties decreased for 2001 as compared to 2000 primarily due to a reduction in the mortgage base, as previously discussed.

     In 2001, a gain of approximately $190,000 was recognized from the prepayment of the mortgage on Berryhill Apartments, as discussed above. In 2000, a gain of approximately $188,000 was realized on the assignment of the mortgage on Fox Run Apartments, as previously discussed.

2000 versus 1999
----------------

     Net earnings increased for 2000 as compared to 1999 primarily due to an increase in gains on mortgage dispositions. In 2000, a gain of approximately $188,000 was realized on the assignment of the mortgage on Fox Run Apartments. In 1999, a gain of approximately $67,000 was recognized from the prepayment of the mortgage on Lakeside Apartments.

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

Liquidity and Capital Resources
-------------------------------

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 2001, 2000 and 1999 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2002.

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

Cash Flow - 2001 versus 2000
----------------------------

     Net cash provided by operating activities in 2001 as compared to 2000 did not change significantly.

     Net cash provided by investing activities increased for 2001 as compared to 2000, due to the increase in proceeds received from the disposition of mortgages, as previously discussed.

     Net cash used in financing activities increased for 2001 as compared to 2000 due to an increase in distributions paid to partners.

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

                                                                                                                    Fair
                                     2002       2003       2004       2005       2006     Thereafter    Total       Value
                                     ----       ----       ----       ----       ----     ----------    -----       -----
Insured Mortgages
(in millions)                        $3.5       $3.3       $3.8       $4.3       $3.8       $17.2       $35.9       $23.6

Average Interest Rate                 7.74%      7.74%      7.66%      7.51%      7.49%       7.53%       7.61%        --


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 21.


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

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

     The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 19, 2002:

Name                                        Age                  Position
----                                        ---                  --------
William B. Dockser                          64                   Chairman of the Board

H. William Willoughby                       55                   President, Secretary and Director

David B. Iannarone                          41                   Executive Vice President

Cynthia O. Azzara                           42                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             40                   Senior Vice President

John R. Cooper                              54                   Director

Alan M. Jacobs                              53                   Director

Robert J. Merrick                           56                   Director

Robert E. Woods                             54                   Director

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

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President of CRIIMI MAE since December 2000; as Senior Vice President and General Counsel of CRIIMI MAE from March 1998 to December 2000; and as Vice President and General Counsel of CRIIMI MAE from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; and as Group Vice President of CRIIMI MAE from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper has served as Director of CRIIMI MAE since April 2001. Mr. Cooper is Senior Vice President, Finance, of PG&E National Energy Group, Inc. He has been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Alan M. Jacobs has served as Director of the General Partner since April 2001. Mr. Jacobs has served as Director of CRIIMI MAE since April 2001; President of AMJ Advisors LLC, since September 1999; and founding member and Senior Partner of Ernst and Young LLP's restructuring and reorganization practice through September 1999. Mr. Jacobs is the Plan Administrator and Litigation Trust Trustee for T&W Financial Corporation, the Chapter 11 Trustee for Apponline.com, Inc., the Chapter 11 Trustee for Sharp International Corp., the Chapter 7 Trustee for Edison Brothers Stores, Inc. and was formerly the co-chairman and co-chief executive officer of West Coast Entertainment Corporation. Mr. Jacobs serves as a director of The Singer Sewing Company. Mr. Jacobs was an executive officer of West Coast Entertainment Corporation at the time such corporation filed a petition under the federal bankruptcy laws in March 2000.

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

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and head of loan syndications for the Americas at Societe Generale, New York since 1997; Managing Director, head of Real Estate Capital Markets and Mortgage-Backed Securities division, Citicorp from 1991 to 1997.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Section 16 (a) Beneficial Ownership Reporting Compliance -Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 8 of the Notes to Financial Statements of the Partnership.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of February 19, 2002, by holders of more than five percent (5%) of the Partnership's Units.

                                                             Number of         Percent of
          Name                        Address                  Units             Class
          ----                        -------                  -----             -----
Financial and Investment        417 St. Joseph Street
Management Group, Ltd.          P.O. Box 40                  2,019,012           20.19%
                                Suttins Bay, MI 49682

NOTE: Financial and Investment Management Group, Ltd. is a registered investment advisor, managing individual client accounts. All shares represented above are held in accounts owned by the clients of Financial & Investment Management Group, Ltd.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 19, 2002 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

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

     Note 8 of the Notes to Financial Statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

(b)  Certain business relationships.

     Other than as set forth in Item 11 of this Annual Report on Form 10-K which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

(c)  Indebtedness of management.

     None.

(d)  Transactions with promoters.

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:                                                                                  Page
Description                                                                                                       Number
-----------                                                                                                       ------
Balance Sheets as of December 31, 2001 and 2000...........................................................          23

Statements of Income and Comprehensive Income for the years
     ended December 31, 2001, 2000 and 1999...............................................................          24

Statements of Changes in Partners' Equity for the years
     ended December 31, 2001, 2000 and 1999...............................................................          25

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.............................          26

Notes to Financial Statements.............................................................................          27

     (a)(2) Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate...............................................................          36

          All other schedules have been omitted because they are not applicable, not required, or the information is included in the Financial Statements or Notes thereto.

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

    99.0 Letter to Securities and Exchange Commission from the Partnership dated March 20, 2002 regarding the representations received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements(filed herewith).

     (b)  Reports on Form 8-K filed  during the last quarter of the fiscal year:
          None


     All other items are not applicable.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Dockser and H. William Willoughby, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner

March 12, 2002                                       /s/ William B. Dockser
--------------                                       ---------------------------
DATE                                                 William B. Dockser
                                                     Chairman of the Board

March 12, 2002                                       /s/ H. William Willoughby
--------------                                       ---------------------------
DATE                                                 H. William Willoughby
                                                     President, Secretary and
                                                     Director

March 14, 2002                                       /s/ Cynthia O. Azzara
--------------                                       ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

March 12, 2002                                       /s/ John R. Cooper
--------------                                       ---------------------------
DATE                                                 John R. Cooper
                                                     Director

March 12, 2002                                       /s/ Alan M. Jacobs
--------------                                       ---------------------------
DATE                                                 Alan M. Jacobs
                                                     Director

March 14, 2002                                       /s/ Robert J. Merrick
--------------                                       ---------------------------
DATE                                                 Robert J. Merrick
                                                     Director

March 11, 2002                                       /s/ Robert E. Woods
--------------                                       ---------------------------
DATE                                                 Robert E. Woods
                                                     Director

                       AMERICAN INSURED MORTGAGE INVESTORS



                              Financial Statements

                        as of December 31, 2001 and 2000

                             and for the Years Ended

                        December 31, 2001, 2000, and 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of American Insured Mortgage Investors:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
Vienna, Virginia
March 4, 2002

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                             December 31,     December 31,
                                                                2001             2000
                                                            -------------    -------------
                             ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                            $  4,806,675     $  4,874,050
    Acquired insured mortgages                                 7,621,126        7,723,048
                                                            ------------     ------------

                                                              12,427,801       12,597,098

Investment in FHA-Insured Certificates,
  at fair value                                                9,727,346       11,258,675

Cash and cash equivalents                                        534,890          567,491

Receivables and other assets                                     212,451          203,781

Due from affiliate                                             1,235,104        1,230,180
                                                            ------------     ------------

      Total assets                                          $ 24,137,592     $ 25,857,225
                                                            ============     ============



                LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $    514,940     $    514,940

Accounts payable and accrued expenses                             92,319           71,763
                                                            ------------     ------------

      Total liabilities                                          607,259          586,703
                                                            ------------     ------------

Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                    27,515,891       28,817,932
  General partner's deficit                                   (5,297,038)      (5,258,151)
  Accumulated other comprehensive income                       1,311,480        1,710,741
                                                            ------------     ------------

      Total partners' equity                                  23,530,333       25,270,522
                                                            ------------     ------------

      Total liabilities and partners' equity                $ 24,137,592     $ 25,857,225
                                                            ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INSURED MORTGAGE INVESTORS

          STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                           For the years ended December 31,
                                                                      2001               2000              1999
                                                                   ----------         ----------        ----------
Income:
  Mortgage investment income                                       $2,110,712         $2,264,907        $2,325,545
  Interest and other income                                           104,224             13,933            28,431
                                                                   ----------         ----------        ----------

                                                                    2,214,936          2,278,840         2,353,976
                                                                   ----------         ----------        ----------

Expenses:
  Asset management fee to related parties                             224,202            237,264           240,997
  General and administrative                                          226,255            219,282           255,145
                                                                   ----------         ----------        ----------

                                                                      450,457            456,546           496,142
                                                                   ----------         ----------        ----------

Earnings before mortgage dispositions                               1,764,479          1,822,294         1,857,834

Gains on mortgage dispositions                                        190,206            188,455            67,150
                                                                   ----------         ----------        ----------

     Net earnings                                                  $1,954,685         $2,010,749        $1,924,984
                                                                   ==========         ==========        ==========

Other comprehensive loss                                             (399,261)          (102,162)         (545,617)
                                                                   ----------         ----------        ----------
Comprehensive income                                               $1,555,424         $1,908,587        $1,379,367
                                                                   ==========         ==========        ==========


Net earnings allocated to:
  Limited partners - 97.1%                                         $1,897,999         $1,952,437        $1,869,159
  General partner -   2.9%                                             56,686             58,312            55,825
                                                                   ----------         ----------        ----------

                                                                   $1,954,685         $2,010,749        $1,924,984
                                                                   ==========         ==========        ==========

Net earnings per Limited Partnership Unit - Basic                  $     0.19         $     0.20        $     0.19
                                                                   ==========         ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS

           STATEMENTS OF CHANGES IN PARTNERS' EQUITY

     For the years ended December 31, 2001, 2000, and 1999

                                                                                                  Accumulated
                                                                                                     Other            Total
                                                                General           Limited        Comprehensive       Partners'
                                                                Partner           Partners           Income           Equity
                                                              ------------      -----------       -----------       -----------
Balance, January 1, 1999                                      $(5,205,036)      $30,596,406       $ 2,358,520       $27,749,890

Net Earnings                                                       55,825         1,869,159                 -         1,924,984

  Adjustment to unrealized gains on
     investments in insured mortgages                                   -                 -          (545,617)         (545,617)
  Distributions paid or accrued of $0.36 per Unit,
     including return of capital of $0.17 per Unit               (107,519)       (3,600,045)                -        (3,707,564)
                                                              -----------       -----------       -----------       -----------

Balance, December 31, 1999                                     (5,256,730)       28,865,520         1,812,903        25,421,693

Net Earnings                                                       58,312         1,952,437                 -         2,010,749

  Adjustment to unrealized gains on
     investments in insured mortgages                                   -                 -          (102,162)         (102,162)
  Distributions paid or accrued of $0.20 per Unit,
     including return of capital of $0 per Unit                   (59,733)       (2,000,025)                -        (2,059,758)
                                                              -----------       -----------       -----------       -----------

Balance, December 31, 2000                                     (5,258,151)       28,817,932         1,710,741        25,270,522

Net Earnings                                                       56,686         1,897,999                 -         1,954,685

  Adjustment to unrealized gains on
     investments in insured mortgages                                   -                 -          (399,261)         (399,261)
  Distributions paid or accrued of $0.32 per Unit,
     including return of capital of $0.13 per Unit                (95,573)       (3,200,040)                -        (3,295,613)
                                                              -----------       -----------       -----------       -----------

Balance, December 31, 2001                                    $(5,297,038)      $27,515,891       $ 1,311,480       $23,530,333
                                                              ===========       ===========       ===========       ===========

Limited Partnership Units outstanding - Basic, as of
  December 31, 2001, 2000, and 1999                                              10,000,125
                                                                                 ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INSURED MORTGAGE INVESTORS

                     STATEMENTS OF CASH FLOWS

                                                                                               For the years ended December 31,
                                                                                              2001           2000           1999
                                                                                           ----------     ----------     -----------
Cash flows from operating activities:
   Net earnings                                                                            $1,954,685     $2,010,749     $1,924,984
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                         (190,206)      (188,455)       (67,150)
      Changes in assets and liabilities:
         (Increase) decrease in due from affiliate, receivables and other assets               (1,667)       (50,797)        65,834
         Increase in accounts payable and accrued expenses                                     20,556          4,573          9,130
                                                                                           ----------     ----------     ----------

            Net cash provided by operating activities                                       1,783,368      1,776,070      1,932,798
                                                                                           ----------     ----------     ----------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                   1,184,199              -        383,582
   Debenture proceeds received from affiliate                                                       -              -      1,148,049
   Receipt of mortgage principal from scheduled payments                                      295,445        280,200        267,690
                                                                                           ----------     ----------     ----------

            Net cash provided by investing activities                                       1,479,644        280,200      1,799,321
                                                                                           ----------     ----------     ----------

Cash flows from financing activities:
   Distributions paid to partners                                                          (3,295,613)    (2,471,709)    (3,707,564)
                                                                                           ----------     ----------     ----------

Net (decrease) increase in cash and cash equivalents                                          (32,601)      (415,439)        24,555

Cash and cash equivalents, beginning of year                                                  567,491        982,930        958,375
                                                                                           ----------     ----------     ----------

Cash and cash equivalents, end of year                                                     $  534,890     $  567,491     $  982,930
                                                                                           ==========     ==========     ==========


Non cash investing activity:
   50% share of debenture received from HUD in exchange for the                                     -      1,192,617              -
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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting
--------------------

     The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     As of December 31, 2001, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 21 years. However, the partnership agreement states that the Partnership will terminate in approximately 7 years, on December 31, 2008, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement under Section 221 program of the National Housing Act of 1937, as discussed below.

     In connection with this classification, as of December 31, 2001 and 2000, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these investments reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as available for sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as available for sale will continue to be reported in earnings.

     Most of the Insured Mortgages held by the Partnership apply to the Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 program"). Under the Section 221 program a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign a FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the

FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an insured mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible insured mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible insured mortgage beyond the expiration of 20 years from final endorsement of that insured mortgage. The Partnership has initiated its request to put these mortgages to FHA as they become due. Once the servicer of a mortgage has filed an application for insurance benefits under
Section 221, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage.

     As of December 31, 2001 and 2000, Investment in FHA-Insured Loans is recorded at amortized cost.

     The amortized cost of FHA-Insured Certificates and FHA-Insured Loans is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

     Gains from dispositions of mortgage investments are recognized upon the receipt of cash or debentures.

     Losses on dispositions of mortgage investments are recognized when it becomes probable a mortgage will be disposed of and that the disposition will result in a loss. In the case of Originated Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Originated Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Originated Insured Mortgage and the loss of 30 days accrued interest.

Due from Affiliate
------------------

     From time to time, the Partnership assigns defaulted loans to HUD in order to collect the amount of delinquent principal and interest. In addition, mortgages are assigned to HUD under the Section 221 program, as discussed above. HUD determines if the claim will be settled in cash or by the issuance of debentures. Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States. The term of the debentures are usually more than 9 years and the rate is set based upon the rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever is greater. The Partnership classifies its portion of investment in FHA debenture as available for sale debt securities with changes in fair value recorded as an adjustment to equity and other comprehensive income. The Partnership's investment in FHA debenture is included on the balance sheet in Due from affiliate, as discussed in Note 7.

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

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2001, 2000 and 1999. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                            As of December 31, 2001           As of December 31, 2000
                                         -----------------------------     ----------------------------
                                         Amortized Cost    Fair Value      Amortized Cost    Fair Value
                                         --------------   ------------     --------------   -----------
Investment in FHA-Insured
   Loans:
   Originated Insured Mortgage            $  4,806,675    $  4,520,916      $  4,874,050    $ 4,551,832
   Acquired Insured Mortgages                7,621,126       9,325,365         7,723,048      9,670,976
                                          ------------    ------------      ------------    -----------

                                          $ 12,427,801    $ 13,846,281      $ 12,597,098    $14,222,808
                                          ============    ============      ============    ===========

Investment in FHA-Insured
   Certificates                           $  8,415,866    $  9,727,346      $  9,536,007    $11,258,675
                                          ============    ============      ============    ===========

FHA Debenture due from affiliate          $  1,192,617    $  1,192,617      $  1,192,617    $ 1,180,690

Cash and cash equivalents                 $    534,890    $    534,890      $    567,491    $   567,491


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
FHA-Insured Loans and FHA Debenture due from affiliate
------------------------------------------------------

     The fair value of the FHA-Insured Certificates and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market. The fair value is equal to its face value upon redemption of the debenture.

Cash and cash equivalents
-------------------------

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

                                                         2001             2000             1999
                                                         ----             ----             ----
Reclassification adjustment for gains
   included in net income                            $ (177,352)      $ (161,707)      $  (67,656)
Unrealized holding gains (losses) arising
   during the period                                   (221,909)          59,545         (477,961)
                                                     ----------       ----------       ----------

Net adjustment to unrealized losses                  $ (399,261)      $ (102,162)      $ (545,617)
                                                     ==========       ==========       ==========


5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 2001 and 2000:

                                                        December 31,
                                               2001                     2000
                                               ----                     ----

Number of
  Acquired Insured Mortgages                          3                        3
  Originated Insured Mortgage                         1                        1
Amortized Cost                             $ 12,427,801             $ 12,597,098
Face Value                                   14,428,107               14,694,371
Fair Value                                   13,846,281               14,222,808

     All of the FHA-Insured Loans were current with respect to the payment of principal and interest as of March 1, 2002.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

6.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 2001 and 2000:

                                                        December 31,
                                                2001                    2000
                                                ----                    ----

Number of mortgages (1)                               6                        7
Amortized Cost                              $ 8,415,866             $  9,536,007
Face Value                                   10,037,064               11,433,137
Fair Value                                    9,727,346               11,258,675

     (1) In September 2001, the mortgage on Berryhill Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $190,000 for the year ended December 31, 2001. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in September 2001 and paid to Unitholders in November 2001.

     As of March 1, 2002, all of the Partnership's FHA-Insured Certificates were current with respect to the payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the February 2002 payment of principal and interest.


7.   DUE FROM AFFILIATE

     The servicer of the mortgage on Fox Run Apartments filed an application for insurance benefits under the Section 221 program of the National Housing Act of 1937 in May 2000. In December 2000, HUD issued assignment proceeds in the form of a 7.125% debenture for this mortgage. The mortgage was owned 50% by AIM 84 and 50% by an affiliate of the Partnership, American Insured Mortgage Investors
- Series 85, L.P. ("AIM 85"). The debenture, with a face value of $2,385,233, was issued to AIM 85 with interest payable semi-annually on January 1 and July
1. The Partnership recognized a gain of approximately $188,000 for the year ended December 31, 2000 related to this assignment. The net proceeds and accrued interest are included on the Balance Sheet in Due from affiliate as of December 31, 2001. In January 2002, the debenture was liquidated at par value. The Partnership received approximately $1.2 million for their share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds is expected to be declared in March 2002.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

8.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2001, 2000 and 1999 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2001, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                         COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                  For the year ended December 31,
Name of Recipient                     Capacity in Which Served/Item               2001         2000         1999
-----------------                     -----------------------------               ----         ----         ----
CRIIMI, Inc. (1)                      General Partner/Distribution             $  95,573    $  59,733    $ 107,519

AIM Acquisition Partners, L.P.(2)     Advisor/Asset Management Fee               224,202      237,264      240,997

CRIIMI MAE Management, Inc.           Affiliate of General Partner/Expense        40,866       38,782       37,347

(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the partnership agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $66,078, $69,924, and $71,024 for the years ended December 31, 2001, 2000 and 1999, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

9.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2001, 2000 and 1999 are as follows:

Quarter Ended                       2001              2000             1999
-------------                       ----              ----             ----
March 31                           $ 0.05            $ 0.05           $ 0.17(2)
June 30                              0.05              0.05             0.05
September 30                         0.17(1)           0.05             0.05
December 31                          0.05              0.05             0.09(3)
                                   ------            ------           ------
                                   $ 0.32            $ 0.20           $ 0.36
                                   ======            ======           ======

(1) This amount includes approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Berryhill Apartments.

(2) This amount includes approximately $0.12 per Unit due to redemption of debentures received from the assignment of the mortgage on Portervillage I Apartments. This amount was received from an affiliate of the Partnership, AIM 85. The debenture was issued to AIM 85, since the mortgage on Portervillage I Apartments was owned 50% by the Partnership and 50% by AIM 85.

(3) This amount includes approximately $0.04 per Unit representing net proceeds from prepayment of the mortgage on Lakeside Apartments.

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

10.  PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 10,000,000 Units were issued for an aggregate capital contribution of $200,000,000. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

         (In Thousands, Except Per Unit Data)

                                                                                       2001
                                                                                  Quarter ended
                                                              March 31        June 30       September 30    December 31
                                                              --------        -------       ------------    -----------
Income                                                        $   565         $   562         $   554         $   534
Net earnings                                                      451             444             637             423
Gain on mortgage dispositions                                      --              --             190              --
Net earnings per Limited Partnership Unit - Basic             $  0.04         $  0.04         $  0.06         $  0.05

                                                                                       2000
                                                                                  Quarter ended
                                                              March 31        June 30       September 30    December 31
                                                              -------         -------       ------------    -----------
Income                                                        $   574         $   571         $   569         $   565
Net earnings                                                      453             452             456             650
Gain on mortgage dispositions                                      --              --              --             188
Net earnings per Limited Partnership Unit - Basic             $  0.04         $  0.04         $  0.04         $  0.08

                                                                                       1999
                                                                                  Quarter ended
                                                              March 31        June 30       September 30    December 31
                                                              --------        -------       ------------    -----------
Income                                                        $   599         $   591         $   583         $   581
Net earnings                                                      460             479             455             531
Gain on mortgage dispositions                                      --              --              --              67
Net earnings per Limited Partnership Unit - Basic             $  0.04         $  0.05         $  0.04         $  0.06

                       AMERICAN INSURED MORTGAGE INVESTORS
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2001

                                                                        Interest       Face              Net          AnnualPayment
                                                   Maturity    Put       Rate on      Amount of      Carrying Value   (Principal and
Development Name/Location                            Date      Date(1)  Mortgage(5)   Mortgage(3)     (3)(6)(8)(9)    Interest(5)(7)
-------------------------                            ----      ----     -----------   -----------     -----------     --------------

ORIGINATED INSURED MORTGAGES
Investment in FHA-Insured Loans (carried at amortized cost)(2)
--------------------------------------------------------------
Creekside Village, Beaverton, OR                     11/25       --        7.75%      $ 4,806,674     $ 4,806,675      $  442,754
                                                                                      -----------     -----------
Total Investment in FHA-Insured Loans -
  Originated Insured Mortgages                                                          4,806,674       4,806,675
                                                                                      -----------     -----------

ACQUIRED INSURED MORTGAGES
Investment in FHA-Insured Loans (carried at amortized cost)(2)
--------------------------------------------------------------

Eastdale Apts., Montgomery, AL                        3/23     10/01       7.5%         6,149,980       4,849,286         592,406
North River Place, Chillecothe, OH                   10/21     12/01       7.5%         2,875,579       2,273,133         279,509
Town Park Apts., Rockingham, NC                      10/22     10/02       7.5%           595,874         498,707          56,755(4)
                                                                                      -----------     -----------

Total Investment in FHA-Insured Loans -
  Acquired Insured Mortgages                                                            9,621,433       7,621,126
                                                                                      -----------     -----------

    Total Investment in FHA-Insured Loans                                              14,428,107      12,427,801
                                                                                      -----------     -----------

ACQUIRED INSURED MORTGAGES
Investment in FHA-Insured Certificates (carried at fair value)
--------------------------------------------------------------

Bay Pointe Apts., Lafayette, IN                       2/23     10/02       7.5%         1,930,145(4)    1,870,669         185,272(4)
Baypoint Shoreline Apts, Duluth, MN                   1/22     10/01       7.5%           909,960(4)      881,970          87,967(4)
Brougham Estates II, Kansas City, KS                 11/22      3/02       7.5%         2,429,785(4)    2,354,722         230,860(4)
College Green Apts., Wilmington, NC                   3/23      2/02       7.5%         1,307,892(4)    1,267,423         123,455(4)
Kaynorth Apts., Lansing, MI                           4/23      9/02       7.5%         1,775,422(4)    1,720,465         167,318(4)
Westbrook Apts., Kokomo, IN                          11/22      9/02       7.5%         1,683,860(4)    1,632,097         163,177(4)
                                                                                      -----------     -----------

    Total Investment in FHA-Insured Certificates                                       10,037,064       9,727,346
                                                                                      -----------     -----------

       TOTAL INVESTMENT IN INSURED MORTGAGES                                          $24,465,171     $22,155,147
                                                                                      ===========     ===========

See notes to Schedule IV - Mortgage Loans on Real Estate

                       AMERICAN INSURED MORTGAGE INVESTORS

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2001

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

(7) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(8) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 2001 and 2000, is as follows:

                                                                  2001                        2000
                                                                  ----                        ----
Beginning balance                                           $23,855,773                 $25,219,376

  Gain on mortgage dispositions                                 190,206                     188,455
  Proceeds from disposition of mortgages                     (1,184,199)                 (1,181,623)(a)
  Principal receipts on Insured Mortgages                      (295,445)                   (280,200)
  Adjustment to unrealized gains on
    investment in Insured Mortgages                            (411,188)                    (90,235)
                                                            -----------                 -----------

Ending balance                                              $22,155,147                 $23,855,773
                                                            ===========                 ===========

     (a) This amount represents non-cash proceeds of $1,192,617 (as reflected on the Statements of Cash Flows) less $10,994 of accrued interest income.

(9) The tax basis of the Insured Mortgages was approximately $19.6 million and $20.9 million as of December 31, 2001 and 2000, respectively.