Form 10-Q
period 2002-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2002-05-09
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         March 31, 2002
                                                              --------------


Commission file number                                           1-11060
                                                              --------------



                       AMERICAN INSURED MORTGAGE INVESTORS
               --------------------------------------------------
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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2002, 10,000,125 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001               3

                  Statements of Income and Comprehensive Income - for the three
                    months ended March 31, 2002 and 2001 (unaudited)                              4

                  Statement of Changes in Partners' Equity - for the three months ended
                    March 31, 2002 (unaudited)                                                    5

                  Statements of Cash Flows - for the three months ended March 31, 2002
                    and 2001 (unaudited)                                                          6

                  Notes to Financial Statements (unaudited)                                       7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      11

Item 3.       Qualitative and Quantitative Disclosures About Market Risk                         13

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   14

Signature                                                                                        15

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                             March 31,        December 31,
                                                               2002               2001
                                                           ------------       ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                           $  4,789,003       $  4,806,675
    Acquired insured mortgages                                7,593,892          7,621,126
                                                           ------------       ------------
                                                             12,382,895         12,427,801

Investment in FHA-Insured Certificates,
  at fair value                                               9,819,646          9,727,346

Cash and cash equivalents                                     1,747,897            534,890

Receivables and other assets                                    207,818            212,451

Due from affiliate                                                    -          1,235,104
                                                           ------------       ------------
      Total assets                                         $ 24,158,256       $ 24,137,592
                                                           ============       ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  1,647,806       $    514,940

Accounts payable and accrued expenses                           108,350             92,319
                                                           ------------       ------------
      Total liabilities                                       1,756,156            607,259
                                                           ------------       ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                   26,300,652         27,515,891
  General partners' deficit                                  (5,333,332)        (5,297,038)
  Accumulated other comprehensive income                      1,434,780          1,311,480
                                                           ------------       ------------
      Total partners' equity                                 22,402,100         23,530,333
                                                           ------------       ------------
      Total liabilities and partners' equity               $ 24,158,256       $ 24,137,592
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                          For the three months ended
                                                                   March 31,
                                                             2002            2001
                                                          ----------      ----------
Income:
  Mortgage investment income                              $  506,462      $  538,418
  Interest and other income                                    4,134          26,818
                                                          ----------      ----------
                                                             510,596         565,236
                                                          ----------      ----------

Expenses:
  Asset management fee to related parties                     54,084          56,706
  General and administrative                                  60,239          57,288
                                                          ----------      ----------
                                                             114,323         113,994
                                                          ----------      ----------

Net earnings                                              $  396,273      $  451,242
                                                          ==========      ==========

Other comprehensive income - adjustment to unrealized
  gains on investments in insured mortgages                  123,300          24,218
                                                          ----------      ----------
Comprehensive income                                      $  519,573      $  475,460
                                                          ==========      ==========

Net earnings allocated to:
  Limited partners - 97.1%                                $  384,781      $  438,156
  General Partner -   2.9%                                    11,492          13,086
                                                          ----------      ----------
                                                          $  396,273      $  451,242
                                                          ==========      ==========

Net earnings per Unit of limited
  partnership interest - basic                            $     0.04      $     0.04
                                                          ==========      ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2002

                                   (Unaudited)

                                                                                                     Accumulated
                                                                                                       Other
                                                                 General            Limited         Comprehensive
                                                                 Partner            Partner            Income             Total
                                                              -------------      -------------      -------------     -------------
Balance, December 31, 2001                                    $  (5,297,038)     $  27,515,891      $   1,311,480     $  23,530,333

  Net Earnings                                                       11,492            384,781                  -           396,273

  Adjustment to unrealized gains on
     investments in insured mortgages                                     -                  -            123,300           123,300

  Distributions paid or accrued of $0.16 per Unit,
     including return of capital of $0.12 per Unit                  (47,786)        (1,600,020)                 -        (1,647,806)
                                                              -------------      -------------      -------------     -------------

Balance, March 31, 2002                                       $  (5,333,332)     $  26,300,652      $   1,434,780     $  22,402,100
                                                              =============      =============      =============     =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2002                                                                 10,000,125
                                                                                 =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         For the three months ended
                                                                                                 March 31,
                                                                                            2002           2001
                                                                                         -----------    -----------
Cash flows from operating activities:
   Net earnings                                                                          $   396,273    $   451,242
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         Decrease in due from affiliate, receivables and other assets                         47,120         23,517
         Increase (decrease) in accounts payable and accrued expenses                         16,031         (6,780)
                                                                                         -----------    -----------

            Net cash provided by operating activities                                        459,424        467,979
                                                                                         -----------    -----------

Cash flows provided by investing activities:
   Debenture proceeds received from affiliate                                              1,192,617              -
   Receipt of mortgage principal from scheduled payments                                      75,906         72,925
                                                                                         -----------    -----------

            Net cash provided by investing activities                                      1,268,523         72,925
                                                                                         -----------    -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                           (514,940)      (514,940)
                                                                                         -----------    -----------


Net increase in cash and cash equivalents                                                  1,213,007         25,964

Cash and cash equivalents, beginning of period                                               534,890        567,491
                                                                                         -----------    -----------

Cash and cash equivalents, end of period                                                 $ 1,747,897    $   593,455
                                                                                         ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors (the "Partnership") was formed under the Uniform Limited Partnership Act in the state of California on July 12, 1983. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2008, unless terminated earlier under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 2.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an Advisory Agreement between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates") and FHA-insured mortgage loans ("FHA-Insured Loans", and together with FHA-Insured Certificates referred to herein as "Insured Mortgages"). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 2002 and December 31, 2001:

                                                            March 31,               December 31,
                                                              2002                     2001
                                                           -----------              -----------
Number of
  Acquired Insured Mortgages                                         3                        3
  Originated Insured Mortgages                                       1                        1
Amortized Cost                                             $12,382,895              $12,427,801
Face Value                                                  14,358,344               14,428,107
Fair Value                                                  14,048,759               13,846,281

     As of May 1, 2002, all of the FHA-Insured Loans are current with respect to payment of principal and interest.


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of March 31, 2002 and December 31, 2001:

                                                            March 31,               December 31,
                                                              2002                     2001
                                                           -----------              -----------
Number of mortgages                                                  6                        6
Amortized Cost                                             $ 8,384,866              $ 8,415,866
Face Value                                                   9,985,425               10,037,064
Fair Value                                                   9,819,646                9,727,346

     All of the FHA-Insured Certificates are current with respect to the payment of principal and interest as of May 1, 2002, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the April 2002 payment of principal and interest.

     Most of the Insured Mortgages held by the Partnership were issued under the
Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 program"). Under the Section 221 program, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA receives, in exchange therefor, debentures issued by the United Sates Department of Housing and Urban Development ("HUD") having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible Insured Mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible Insured Mortgage beyond the expiration of 20 years from final endorsement of that Insured Mortgage. The Partnership has directed the servicer of each Insured Mortgage to put these mortgages to FHA as they become due. Once the servicer of a mortgage has filed an application for insurance benefits under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage.

5.   DUE FROM AFFILIATE

     The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"). A debenture, with a face value of $2,385,233, was issued to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.


6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2002 and 2001 are as follows:

       Quarter Ended                              2002             2001
       -------------                            --------         --------

       March 31                                 $   0.16(1)      $   0.05
                                                ========         ========

(1) This amount includes approximately $0.11 per Unit due to the redemption of a debenture received from the assignment of the Fox Run Apartments mortgage. This amount was received from AIM 85. The debenture was issued to AIM 85 since it was the record owner of the Fox Run Apartments mortgage. The Partnership was a 50% beneficial owner.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation or payments for services from the Partnership during the three months ended March 31, 2002 and 2001 as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                             For the three months
                                            Capacity in Which                   ended March 31,
Name of Recipient                              Served/Item                     2002         2001
-----------------                      ----------------------------          --------     --------
CRIIMI, Inc. (1)                       General Partner/Distribution          $ 47,786     $ 14,934

AIM Acquisition
  Partners, L.P. (2)                   Advisor/Asset Management Fee            54,084       56,706

CRIIMI MAE Management, Inc.            Affiliate of General Partner/           10,879       10,578
                                         Expense Reimbursement

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $15,939 and $16,713 for the three months ended March 31, 2002 and 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of March 31, 2002, the Partnership had invested in 10 Insured Mortgages, with an aggregate amortized cost of approximately $20.8 million, face value of approximately $24.3 million and fair value of approximately $23.9 million.

     As of May 1, 2002, all of the FHA-Insured Loans and FHA-Insured Certificates are current with respect to payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the April 2002 payment of principal and interest.

     Most of the Insured Mortgages held by the Partnership were issued under the
Section 221 program. Under the Section 221 program, a mortgagee has the right to assign a mortgage ("put") to FHA at the expiration of 20 years from the date of final endorsement if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA-insured mortgage to FHA receives, in exchange therefor, debentures issued by the United Sates Department of Housing and Urban Development ("HUD") having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983. The Partnership anticipates that each eligible Insured Mortgage, for which a prepayment has not occurred and which has not been sold, will be assigned to FHA at the expiration of 20 years from the date of final endorsement. The Partnership, therefore, does not anticipate holding any eligible Insured Mortgage beyond the expiration of 20 years from final endorsement of that Insured Mortgage. The Partnership has directed the servicer of each Insured Mortgage to put these mortgages to FHA as they become due. Once the servicer of a mortgage has filed an application for insurance benefits under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage.

Results of Operations
---------------------

     Net earnings decreased by approximately $55,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a reduction in mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased by approximately $32,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due a reduction in the mortgage base. The mortgage base decreased due to one mortgage disposition, in September 2001, with a principal balance of approximately $1.2 million, representing an approximate 5% decrease in the aggregate principal balance of the total mortgage portfolio since September 2001, as compared to March 2002.

     Interest and other income decreased by approximately $23,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. This decrease is primarily due to a decrease in interest earned on the debenture due from an affiliate, as discussed below.

     Asset management fee to related parties decreased by approximately $2,600, or 5%, for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to the 5% reduction in the mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $3,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. This increase is primarily due to an increase in the costs associated with partner level tax reporting as a result of the new Internal Revenue Service electronic filing requirements for large partnerships.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from Insured Mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities did not change significantly for the three months ended March 31, 2002, as compared to the corresponding period in 2001.

     Net cash provided by investing activities increased by approximately $1.2 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to the debenture proceeds received from AIM 85 in January 2002. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by an affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"). A debenture, with a face value of approximately $2.4 million was issued to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.

     Net cash used in financing activities did not change for the three months ended March 31, 2002, as compared to the corresponding period in 2001.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of March 31, 2002, the average U.S. Treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 35 to 54 basis points compared to December 31, 2001.

     Management has determined that there has not been a material change as of March 31, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

PART II.  OTHER INFORMATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AMERICAN INSURED
                                                     MORTGAGE  INVESTORS
                                                     (Registrant)

                                                     By: CRIIMI, Inc.
                                                         General Partner


May 9, 2002                                          /s/ Cynthia O. Azzara
-----------                                          ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer