Form 10-Q
period 2002-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2002-08-14
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         June 30, 2002
                                                              -------------


Commission file number                                           1-11060
                                                              -------------



                       AMERICAN INSURED MORTGAGE INVESTORS
                       -----------------------------------
               (Exact name of registrant as specified in charter)



           California                                            13-3180848
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

11200 Rockville Pike, Rockville, Maryland                          20852
-----------------------------------------                        ----------
 (Address of principal executive offices)                        (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2002, 10,000,125 depository units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001                3

                  Statements of Income and Comprehensive Income - for the three
                    and six months ended June 30, 2002 and 2001 (unaudited)                       4

                  Statement of Changes in Partners' Equity - for the six months ended
                    June 30, 2002 (unaudited)                                                     5

                  Statements of Cash Flows - for the six months ended June 30, 2002
                    and 2001 (unaudited)                                                          6

                  Notes to Financial Statements (unaudited)                                       7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      12

Item 3.       Qualitative and Quantitative Disclosures About Market Risk                         16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   17

Signature                                                                                        18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                               June 30,        December 31,
                                                                 2002              2001
                                                             ------------      ------------
                                                             (Unaudited)
                                     ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                             $  4,770,985       $  4,806,675
    Acquired insured mortgages                                  7,565,919          7,621,126
                                                             ------------       ------------
                                                               12,336,904         12,427,801

Investment in FHA-Insured Certificates,
  at fair value                                                 9,977,973          9,727,346

Cash and cash equivalents                                         548,167            534,890

Receivables and other assets                                      207,721            212,451

Due from affiliate                                                      -          1,235,104
                                                             ------------       ------------
      Total assets                                           $ 23,070,765       $ 24,137,592
                                                             ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                        $    514,940       $    514,940

Accounts payable and accrued expenses                              71,015             92,319
                                                             ------------       ------------
      Total liabilities                                           585,955            607,259
                                                             ------------       ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                     26,196,375         27,515,891
  General partner's deficit                                    (5,336,447)        (5,297,038)
  Accumulated other comprehensive income                        1,624,882          1,311,480
                                                             ------------       ------------
      Total partners' equity                                   22,484,810         23,530,333
                                                             ------------       ------------
      Total liabilities and partners' equity                 $ 23,070,765       $ 24,137,592
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                For the three months ended       For the six months ended
                                                                         June 30,                        June 30,
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------
Income:
  Mortgage investment income                                   $    504,602    $    536,631    $  1,011,064    $  1,075,049
  Interest and other income                                           2,449          25,290           6,583          52,108
                                                               ------------    ------------    ------------    ------------
                                                                    507,051         561,921       1,017,647       1,127,157
                                                               ------------    ------------    ------------    ------------

Expenses:
  Asset management fee to related parties                            54,084          56,706         108,168         113,412
  General and administrative                                         45,419          61,204         105,658         118,492
                                                               ------------    ------------    ------------    ------------
                                                                     99,503         117,910         213,826         231,904
                                                               ------------    ------------    ------------    ------------

Net earnings                                                   $    407,548    $    444,011    $    803,821    $    895,253
                                                               ============    ============    ============    ============

Other comprehensive income (loss) - adjustment to unrealized
  gains (losses) on investments in insured mortgages                190,102        (152,842)        313,402        (128,624)
                                                               ------------    ------------    ------------    ------------
Comprehensive income                                           $    597,650    $    291,169    $  1,117,223    $    766,629
                                                               ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 97.1%                                     $    395,729    $    431,135    $    780,510    $    869,291
  General Partner -   2.9%                                           11,819          12,876          23,311          25,962
                                                               ------------    ------------    ------------    ------------
                                                               $    407,548    $    444,011    $    803,821    $    895,253
                                                               ============    ============    ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                 $       0.04    $       0.04    $       0.08    $       0.09
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2002

                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                         Other
                                                                    General           Limited         Comprehensive
                                                                    Partner           Partners           Income           Total
                                                                  ------------      ------------      ------------     ------------
Balance, December 31, 2001                                        $ (5,297,038)     $ 27,515,891      $  1,311,480     $ 23,530,333

  Net earnings                                                          23,311           780,510                 -          803,821

  Adjustment to unrealized gains on
     investments in insured mortgages                                        -                 -           313,402          313,402

  Distributions paid or accrued of $0.21 per Unit,
     including return of capital of $0.13 per Unit                     (62,720)       (2,100,026)                -       (2,162,746)
                                                                  ------------      ------------      ------------     ------------

Balance, June 30, 2002                                            $ (5,336,447)     $ 26,196,375      $  1,624,882     $ 22,484,810
                                                                  ============      ============      ============     ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2002                                                                    10,000,125
                                                                                      ==========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                   For the six months ended
                                                                                                            June 30,
                                                                                                    2002              2001
                                                                                                 -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                                  $   803,821       $   895,253
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
         Decrease in due from affiliate, receivables and other assets                                 47,217             7,003
         (Decrease) increase in accounts payable and accrued expenses                                (21,304)            8,355
                                                                                                 -----------       -----------

            Net cash provided by operating activities                                                829,734           910,611
                                                                                                 -----------       -----------

Cash flows provided by investing activities:
   Debenture proceeds received from affiliate                                                      1,192,617                 -
   Receipt of mortgage principal from scheduled payments                                             153,672           147,637
                                                                                                 -----------       -----------

            Net cash provided by investing activities                                              1,346,289           147,637
                                                                                                 -----------       -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                                 (2,162,746)       (1,029,880)
                                                                                                 -----------       -----------


Net increase in cash and cash equivalents                                                             13,277            28,368

Cash and cash equivalents, beginning of period                                                       534,890           567,491
                                                                                                 -----------       -----------

Cash and cash equivalents, end of period                                                         $   548,167       $   595,859
                                                                                                 ===========       ===========

                   The accompanying notes are an integral part
                          of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors (the "Partnership") was formed under the Uniform Limited Partnership Act of the state of California on July 12, 1983. The Partnership Agreement ("Partnership Agreement") provides that the Partnership will terminate on December 31, 2008, unless terminated earlier as discussed below.

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 2.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreements, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a submanagement agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

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

     As of August 1, 2002, all of the Insured Mortgages held by the Partnership were issued under the Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD one year subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to a third party that is the named mortgagee. An affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") is the named mortgagee for the Partnership's FHA-Insured Certificates.

AIM 85 will be responsible for transferring to the Partnership the related HUD insurance claim proceeds. The debenture interest should be paid to the Partnership in the month it is received by AIM 85. The debenture proceeds should be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date), however the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2002 was 6.375%. The Partnership will recognize a gain on these assignments at the time it receives notification that the assignment has been approved. This is generally when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. A loss is recognized when it becomes probable that a loss will be incurred. The gain or loss recognized is equal to net proceeds, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. In June 2002, three of the Insured Mortgages held by the Partnership were put to HUD by the respective servicers, as discussed below. In July 2002, the last Insured Mortgage without a HUD put option prepaid, as discussed below. The Partnership expects the servicers for the remaining six Insured Mortgages to assign such Insured Mortgages to HUD by October 2003, if not otherwise disposed. The Partnership expects to dispose of any remaining HUD debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

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

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 2002 and December 31, 2001:

                                                                      June 30,          December 31,
                                                                        2002                2001
                                                                    ------------        ------------
Number of
  Acquired Insured Mortgages                                                   3                   3
  Originated Insured Mortgages (1)                                             1                   1
Amortized Cost                                                      $ 12,336,904        $ 12,427,801
Face Value                                                            14,287,255          14,428,107
Fair Value                                                            14,224,053          13,846,281

(1) In July 2002, the mortgage on Creekside Village was prepaid. The Partnership received net proceeds of approximately $4.9 million and expects to recognize a gain of approximately $96,000 during the third quarter 2002. The Partnership expects to declare a distribution of $0.47 per Unit in September 2002, to be paid in November 2002. This was the last mortgage in the Partnership's portfolio without a HUD put option.

     As of August 1, 2002, all of the FHA-Insured Loans are current with respect to payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. The monthly principal and interest is sent to HUD and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. The mortgages on Eastdale Apartments and North River Place were put to HUD under the Section 221 Program by the respective servicers in June 2002. The aggregate face value of these mortgages was approximately $8.9 million as of the HUD put date. The Partnership has not received approval for these assignments as of August 1, 2002, and will continue to accrue interest on the mortgages until the HUD debentures are transferred to the mortgagee and the Partnership begins receiving the HUD debenture interest.


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 2002 and December 31, 2001:

                                                                 June 30,               December 31,
                                                                   2002                     2001
                                                               ------------             ------------
Number of mortgages                                                       6                        6
Amortized Cost                                                 $  8,353,091             $  8,415,866
Face Value                                                        9,932,811               10,037,064
Fair Value                                                        9,977,973                9,727,346

     All of the FHA-Insured Certificates are current with respect to the payment of principal and interest as of August 1, 2002, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the July 2002 payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. The monthly principal and interest is sent to HUD and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. The mortgage on Baypoint Shoreline Apartments was put to HUD under the Section 221 Program by the servicer in June 2002. The face value of this mortgage was approximately $902,000 as of the HUD put date. The Partnership has not received approval for this assignment as of August 1, 2002, and will continue to accrue interest on the mortgage until the HUD debenture is transferred to the mortgagee and the Partnership begins receiving the HUD debenture interest.

5.   DUE FROM AFFILIATE

     The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. A HUD debenture, with a face value of $2,385,233, was issued by HUD to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the HUD debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.


6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2002 and 2001 are as follows:

Quarter Ended                                    2002              2001
-------------                                   ------            ------
March 31                                        $ 0.16  (1)       $ 0.05
June 30                                           0.05              0.05
                                                ------            ------
                                                $ 0.21            $ 0.10
                                                ======            ======

(1) This amount includes approximately $0.11 per Unit due to the redemption of the HUD debenture received from the assignment to HUD of the Fox Run Apartments mortgage. This amount was received from AIM 85. The debenture was issued to AIM 85 as the record owner of the Fox Run Apartments mortgage. The Partnership was a 50% beneficial owner of the Fox Run Apartments mortgage.

     The Partnership's remaining Insured Mortgages may be put to HUD by October 2003, if not otherwise disposed, as previously discussed. In the process of putting the mortgages to HUD, the Partnership's net cash flows could be significantly reduced for several months. As a result, net cash flow distributions for the remainder of 2002 will be temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows. Quarterly net cash flow distributions are expected to resume no earlier than the first quarter of 2003 and may occur later. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     In addition to the impact on cash flow distributions of certain mortgages being put to HUD, as discussed above, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures and debenture redemptions, and
(4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains (except as described above), Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from the Partnership during the three and six months ended June 30, 2002 and 2001 as follows:

                                                                    For the three months      For the six months
                             Capacity in Which                         ended June 30,           ended June 30,
Name of Recipient               Served/Item                           2002        2001         2002        2001
-----------------        ----------------------------               --------    --------     --------    --------
CRIIMI, Inc. (1)         General Partner/Distribution               $ 14,934    $ 14,934     $ 62,720    $ 29,868

AIM Acquisition
  Partners, L.P. (2)     Advisor/Asset Management Fee                 54,084      56,706      108,168     113,412

CRIIMI MAE Management,   Affiliate of General Partner/                12,387      12,087       23,266      22,665
  Inc.                     Expense Reimbursement

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $15,939 and $31,878 for the three and six months ended June 30, 2002, respectively, and $16,713 and $33,426, for the three and six months ended June 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) the timing of the receipt of HUD debentures issued in exchange for mortgages put to HUD, (ii) the interest rate on HUD debentures, (iii) the timing of redemption of HUD debentures, (iv) the timing of mortgage prepayments, if any, (v) the reinvestment rate earned on mortgage disposition proceeds and regular cash flow distributions, (vi) regulatory and litigation matters, (vii) trends in the economy, and (viii) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of June 30, 2002, the Partnership had invested in 10 Insured Mortgages, with an aggregate amortized cost of approximately $20.7 million, face value of approximately $24.2 million and fair value of approximately $24.2 million.

     In July 2002, the mortgage on Creekside Village was prepaid. The Partnership received net proceeds of approximately $4.9 million and expects to recognize a gain of approximately $96,000 during the third quarter 2002. The Partnership expects to declare a distribution of $0.47 per Unit in September 2002, to be paid in November 2002. This was the last mortgage in the Partnership's portfolio without a HUD put option.

     As of August 1, 2002, all of the FHA-Insured Loans and FHA-Insured Certificates are current with respect to payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the July 2002 payment of principal and interest. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. The monthly principal and interest is sent to HUD and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. The mortgages on Eastdale Apartments, North River Place and Baypoint Shoreline Apartments were put to HUD under the Section 221 Program by the respective servicers in June 2002. The aggregate face value of these mortgages was approximately $9.8 million as of HUD put date. The Partnership has not received approval for these assignments as of August 1, 2002, and will continue to accrue interest on the mortgages until the HUD debentures are transferred to the mortgagee and the Partnership begins receiving the HUD debenture interest.

     As of August 1, 2002, all of the Insured Mortgages held by the Partnership were issued under the Section 221 program of the National Housing Act of 1937, as amended (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to HUD at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD one year subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to a third party that is the named mortgagee. An affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 will be responsible for transferring to the Partnership the related HUD insurance claim proceeds. The debenture interest should be paid to the Partnership in the month it is received by AIM 85. The debenture proceeds should be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date), however the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2002 was 6.375%. The Partnership will recognize a gain on these assignments at the time it receives notification that the assignment has been approved. This is generally when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. A loss is recognized when it becomes probable that a loss will be incurred. The gain or loss recognized is equal to net proceeds, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. In June 2002, three of the Insured Mortgages held by the Partnership were put to HUD by the respective servicers, as discussed above. In July 2002, the last Insured Mortgage without a HUD put option prepaid, as discussed above. The Partnership expects the servicers for the remaining six Insured Mortgages to assign such Insured Mortgages to HUD by October 2003, if not otherwise disposed. The Partnership expects to dispose of any remaining HUD debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

Results of Operations
---------------------

     Net earnings decreased by approximately $36,000 and $91,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in mortgage investment income and interest and other income, as discussed below. This decrease in income is partially offset by a decrease in general and administrative expense.

     Mortgage investment income decreased by approximately $32,000 and $64,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due a reduction in the Partnership's mortgage base. The Partnership's mortgage base decreased due to one mortgage disposition, in September 2001, with a principal balance of approximately $1.2 million, representing an approximate 5% decrease in the aggregate principal balance of the total mortgage portfolio since September 2001, as compared to June 2002.

     Interest and other income decreased by approximately $23,000 and $46,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. This decrease is primarily due to a decrease in interest earned on the HUD debenture due from an affiliate, as discussed below.

     Asset management fee to related parties decreased by approximately $2,600 and $5,200 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the 5% reduction in the Partnership's mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $16,000 and $13,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the cost structure of certain expenses.

Liquidity and Capital Resources
-------------------------------

     The Partnership's remaining Insured Mortgages may be put to HUD by October 2003, if not otherwise disposed, as previously discussed. In the process of putting the mortgages to HUD, the Partnership's net cash flows could be significantly reduced for several months. As a result, net cash flow distributions for the remainder of 2002 will be temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows. Quarterly net cash flow distributions are expected to resume no earlier than the first quarter of 2003 and may occur later. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 2002 to meet operating requirements. In addition to the impact on cash flow distributions of certain mortgages being put to HUD, as discussed above, the cash distributions paid to the Unitholders will vary during each period due to
(1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $81,000 for the six months ended June 30, 2002, as compared to the corresponding period in 2001, primarily due to the reduction in mortgage base, as previously discussed.

     Net cash provided by investing activities increased by approximately $1.2 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001, primarily due to the debenture proceeds received from AIM 85 in January 2002. The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. A HUD debenture, with a face value of approximately $2.4 million was issued to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the HUD debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.

     Net cash used in financing activities increased by approximately $1.1 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001, due to an increase in the amount of distributions paid to partners during the first six months of 2002 as compared to the same period in 2001.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of June 30, 2002 compared to December 31, 2001, due to the lower market interest rates and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of June 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit No.                                    Purpose
     -----------                                    -------

        99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

         Date

     May 10, 2002                       To report the General Partner's decision
                                        to dismiss the Partnership's independent auditors, Arthur Andsersen LLP.

     June 7, 2002                       To report: (1) the General Partner's
                                        selection of Ernst & Young LLP as the
                                        independent auditors for the
                                        Partnership's consolidated financial
                                        statements for the year ending on
                                        December 31, 2002, and (2) the
                                        resignation of Alan M. Jacobs from the
                                        Board of Directors of the General
                                        Partner.

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


August 14, 2002                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer