Form 10-Q
period 2002-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2002-11-13
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         September 30, 2002
                                                              ------------------


Commission file number                                             1-11060
                                                              ------------------



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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  September  30,  2002,   10,000,125   depository  units  of  limited
partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001           3

                  Statements of Income and Comprehensive Income - for the three
                    and nine months ended September 30, 2002 and 2001 (unaudited)                 4

                  Statement of Changes in Partners' Equity - for the nine months ended
                    September 30, 2002 (unaudited)                                                5

                  Statements of Cash Flows - for the nine months ended September 30, 2002
                    and 2001 (unaudited)                                                          6

                  Notes to Financial Statements (unaudited)                                       7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                  12

Item 3.       Qualitative and Quantitative Disclosures About Market Risk                         16

Item 4.       Controls and Procedures                                                            16

PART II.      Other Information

Item 5.       Other Information                                                                  17

Item 6.       Exhibits and Reports on Form 8-K                                                   17

Signature                                                                                        18

Certifications                                                                                   19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                           September 30,    December 31,
                                                               2002             2001
                                                           ------------     ------------
                                                           (Unaudited)
                        ASSETS
Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgage                            $          -     $  4,806,675
    Acquired insured mortgages                                7,537,186        7,621,126
                                                           ------------     ------------
                                                              7,537,186       12,427,801

Investment in FHA-Insured Certificates,
  at fair value                                               9,893,892        9,727,346

Cash and cash equivalents                                     5,082,424          534,890

Receivables and other assets                                    410,795          212,451

Due from affiliate                                                    -        1,235,104
                                                           ------------     ------------
      Total assets                                         $ 22,924,297     $ 24,137,592
                                                           ============     ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  4,840,431     $    514,940

Accounts payable and accrued expenses                            62,393           92,319
                                                           ------------     ------------
      Total liabilities                                       4,902,824          607,259
                                                           ------------     ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                   21,912,493       27,515,891
  General partner's deficit                                  (5,464,390)      (5,297,038)
  Accumulated other comprehensive income                      1,573,370        1,311,480
                                                           ------------     ------------
      Total partners' equity                                 18,021,473       23,530,333
                                                           ------------     ------------
      Total liabilities and partners' equity               $ 22,924,297     $ 24,137,592
                                                           ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                 For the three months ended        For the nine months ended
                                                                       September 30,                     September 30,
                                                                   2002             2001             2002             2001
                                                               ------------     ------------     ------------     ------------
Income:
  Mortgage investment income                                   $    410,377     $    527,386     $  1,421,441     $  1,602,435
  Interest and other income                                          22,702           26,805           29,285           78,913
                                                               ------------     ------------     ------------     ------------
                                                                    433,079          554,191        1,450,726        1,681,348
                                                               ------------     ------------     ------------     ------------

Expenses:
  Asset management fee to related parties                            45,736           56,706          153,904          170,118
  General and administrative                                         54,277           50,516          159,935          169,008
                                                               ------------     ------------     ------------     ------------
                                                                    100,013          107,222          313,839          339,126
                                                               ------------     ------------     ------------     ------------

Net earnings before gain on mortgage disposition                    333,066          446,969        1,136,887        1,342,222

Gain on mortgage disposition                                         95,540          190,207           95,540          190,207
                                                               ------------     ------------     ------------     ------------

Net earnings                                                   $    428,606     $    637,176     $  1,232,427     $  1,532,429
                                                               ============     ============     ============     ============

Other comprehensive (loss) income - adjustment to unrealized
  gains on investments in insured mortgages                         (51,512)         118,685          261,890           (9,939)
                                                               ------------     ------------     ------------     ------------
Comprehensive income                                           $    377,094     $    755,861     $  1,494,317     $  1,522,490
                                                               ============     ============     ============     ============

Net earnings allocated to:
  Limited partners - 97.1%                                     $    416,176     $    618,698     $  1,196,687     $  1,487,989
  General Partner -   2.9%                                           12,430           18,478           35,740           44,440
                                                               ------------     ------------     ------------     ------------
                                                               $    428,606     $    637,176     $  1,232,427     $  1,532,429
                                                               ============     ============     ============     ============

Net earnings per Unit of limited
  partnership interest - basic                                 $       0.04     $       0.06     $       0.12     $       0.15
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2002

                                   (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                                      General            Limited         Comprehensive
                                                      Partner            Partners            Income            Total
                                                   --------------     --------------     -------------     --------------
Balance, December 31, 2001                          $ (5,297,038)      $ 27,515,891       $ 1,311,480       $ 23,530,333

  Net earnings                                            35,740          1,196,687                 -          1,232,427

  Adjustment to unrealized gains on
     investments in insured mortgages                          -                  -           261,890            261,890

  Distributions paid or accrued of $0.68 per Unit,
     including return of capital of $0.56 per Unit      (203,092)        (6,800,085)                -         (7,003,177)
                                                    ------------       ------------       -----------       ------------

Balance, September 30, 2002                         $ (5,464,390)      $ 21,912,493       $ 1,573,370       $ 18,021,473
                                                    ============       ============       ===========       ============

Limited Partnership Units outstanding - basic, as
  of September 30, 2002                                                  10,000,125
                                                                         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                       AMERICAN INSURED MORTGAGE INVESTORS

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                             2002             2001
                                                                                         ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                          $  1,232,427     $  1,532,429
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Net gain on mortgage disposition                                                           (95,540)        (190,207)
      Changes in assets and liabilities:
         (Increase ) decrease in due from affiliate, receivables and other assets            (155,857)          33,176
         (Decrease) increase in accounts payable and accrued expenses                         (29,926)           9,900
                                                                                         ------------     ------------

            Net cash provided by operating activities                                         951,104        1,385,298
                                                                                         ------------     ------------

Cash flows provided by investing activities:
   Proceeds from disposition of mortgage                                                    4,872,570        1,184,199
   Debenture proceeds received from affiliate                                               1,192,617                -
   Receipt of mortgage principal from scheduled payments                                      208,929          221,354
                                                                                         ------------     ------------

            Net cash provided by investing activities                                       6,274,116        1,405,553
                                                                                         ------------     ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                          (2,677,686)      (1,544,820)
                                                                                         ------------     ------------


Net increase in cash and cash equivalents                                                   4,547,534        1,246,031

Cash and cash equivalents, beginning of period                                                534,890          567,491
                                                                                         ------------     ------------

Cash and cash equivalents, end of period                                                 $  5,082,424     $  1,813,522
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

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 2.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

     As of November 1, 2002, all of the Insured Mortgages held by the Partnership were issued under the Section 221(d)4 program of the National Housing Act of 1937, as amended (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured
Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to a third party that is the named mortgagee. An affiliate of the Partnership, American Insured Mortgage Investors
- Series 85, L.P. ("AIM 85") is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring to the

Partnership the related HUD insurance claim proceeds. The debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. The debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period July 1 through December 31, 2002 is 6.625%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. In June 2002, three of the Insured Mortgages held by the Partnership were put to HUD by the respective servicers, as discussed below. The Partnership expects to dispose of any remaining mortgages and HUD debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

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

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of September 30, 2002 and December 31, 2001:

                                                                     September 30,        December 31,
                                                                         2002                2001
                                                                     -------------       -------------
Number of
  Acquired Insured Mortgages                                                     3                   3
  Originated Insured Mortgages (1)                                               -                   1
Amortized Cost                                                       $   7,537,186       $  12,427,801
Face Value                                                               9,462,197          14,428,107
Fair Value                                                               9,391,777          13,846,281

(1) In July 2002, the mortgage on Creekside Village was prepaid. The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $96,000 for the nine months ended September 30, 2002. A distribution of approximately $0.47 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2002.

     As of November 1, 2002, all of the FHA-Insured Loans are current with respect to payment of principal and interest. The mortgages on Eastdale Apartments and North River Place were put to HUD under the Section 221 Program by the respective servicers in June 2002. The aggregate face value of these mortgages was approximately $8.9 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for these assignments as of November 1, 2002, and will continue to accrue interest on the mortgages until the HUD debentures are transferred to the mortgagee and the Partnership begins receiving the HUD debenture interest.


4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of September 30, 2002 and December 31, 2001:

                                                                     September 30,        December 31,
                                                                         2002                2001
                                                                     -------------       -------------
Number of mortgages                                                              6                   6
Amortized Cost                                                       $   8,320,522       $   8,415,866
Face Value                                                               9,879,206          10,037,064
Fair Value                                                               9,893,892           9,727,346

     All of the FHA-Insured Certificates are current with respect to the payment of principal and interest as of November 1, 2002, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the September and October 2002 payments of principal and interest. The General Partner has instructed the servicer of this mortgage to file an Election to Assign the mortgage with HUD if the mortgage is not brought current by mid November 2002. The face value of this mortgage was approximately $1.7 million as of the last payment date in August 2002. If assigned, the Partnership expects to receive 99% of this amount plus accrued interest at the debenture interest rate in effect at the time the mortgage was originally insured and/or endorsed by HUD, whichever is higher.

     The  mortgage on  Baypoint  Shoreline  Apartments  was put to HUD under the
Section 221 Program by the servicer in June 2002. The face value of this mortgage was approximately $902,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for this assignment as of November 1, 2002, and will continue to accrue interest on the mortgage until the HUD debenture is transferred to the mortgagee and the Partnership begins receiving the HUD debenture interest.


5.   DUE FROM AFFILIATE

     The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. A HUD debenture, with a face value of approximately $2.4 million, was issued by HUD to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the HUD debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.


6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2002 and 2001 are as follows:

         Quarter Ended                        2002              2001
         -------------                       ------            ------

         March 31                            $ 0.16 (1)        $ 0.05
         June 30                               0.05              0.05
         September 30                          0.47 (2)          0.17(3)
                                             ------            ------
                                             $ 0.68            $ 0.27
                                             ======            ======

(1) This amount includes approximately $0.11 per Unit due to the redemption of the HUD debenture received from the assignment to HUD of the Fox Run Apartments mortgage. This amount was received from AIM 85. The debenture was issued to AIM 85 as the record owner of the Fox Run Apartments mortgage. The Partnership was a 50% beneficial owner of the Fox Run Apartments mortgage.
(2) This amount includes approximately $0.47 per unit representing net proceeds from the prepayment of the mortgage on Creekside Village Apartments.
(3) This amount includes approximately $0.12 per unit representing net proceeds from the prepayment of the mortgage on Berryhill Apartments.


     The Partnership's remaining Insured Mortgages may be put to HUD by October 2003, if not otherwise disposed, as previously discussed. As these mortgages are put to HUD, the Partnership's net cash flows could be significantly reduced for several months. As a result, net cash flow distributions for the remainder of 2002 are being temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows. Quarterly net cash flow distributions are expected to resume no earlier than the first quarter of 2003 and may occur later. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     In addition to the impact on cash flow distributions as a result of certain mortgages being put to HUD, as discussed above, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures and debenture redemptions, and
(4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.


7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from the Partnership during the three and nine months ended September 30, 2002 and 2001 as follows:

                                                                     For the three months       For the nine months
                              Capacity in Which                       ended September 30,        ended September 30,
Name of Recipient                Served/Item                           2002         2001          2002         2001
-----------------    -------------------------------------          ----------   ----------    ----------   ----------
CRIIMI, Inc. (1)           General Partner/Distribution             $  140,372   $   50,773    $  203,092   $   80,641

AIM Acquisition
  Partners, L.P. (2)       Advisor/Asset Management Fee                 45,736       56,706       153,904      170,118

CRIIMI MAE Management,     Affiliate of General Partner/                12,620        7,017        35,886       29,682
  Inc.                       Expense Reimbursement

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $13,479 and $45,357 for the three and nine months ended September 30, 2002, respectively, and $16,713 and $50,139, for the three and nine months ended September 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) the timing of the receipt of debentures from the United States Department of Housing and Urban Development ("HUD") issued in exchange for mortgages put to HUD, (ii) the interest rate on HUD debentures, (iii) the timing of redemption of HUD debentures, (iv) the timing of mortgage prepayments, if any, (v) the reinvestment rate earned on mortgage disposition proceeds and regular cash flow distributions, (vi) regulatory and litigation matters, (vii) trends in the economy, and (viii) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of September 30, 2002, the Partnership had invested in 9 Insured Mortgages, with an aggregate amortized cost of approximately $15.9 million, face value of approximately $19.3 million and fair value of approximately $19.3 million.

     As of November 1, 2002, all of the FHA-Insured Loans and FHA-Insured Certificates are current with respect to payment of principal and interest, except for the mortgage on Westbrook Apartments, which is delinquent with respect to the September and October 2002 payments of principal and interest. The General Partner has instructed the servicer of this mortgage to file an Election to Assign the mortgage with HUD if the mortgage is not brought current by mid November 2002. The face value of this mortgage was approximately $1.7 million as of the last payment date in August 2002. If assigned, the Partnership expects to receive 99% of this amount plus accrued interest at the debenture interest rate in effect at the time the mortgage was originally insured and/or endorsed by HUD, whichever is higher.

     The mortgages on Eastdale Apartments, North River Place and Baypoint Shoreline Apartments were put to HUD under the Section 221 Program, as discussed below, by the respective servicers in June 2002. The aggregate face value of these mortgages was approximately $9.8 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership will earn semi-annual interest on debentures issued by HUD, as discussed below. The Partnership has not received approval for these assignments as of November 1, 2002, and will continue to accrue interest on the mortgages until the HUD debentures are transferred to the mortgagee and the Partnership begins receiving the HUD debenture interest.

     As of November 1, 2002, all of the Insured Mortgages held by the Partnership were issued under the Section 221(d)4 program of the National Housing Act of 1937, as amended (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to HUD at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. In this case, the HUD debentures are generally issued to a third party that is the named mortgagee. An affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring to the Partnership the related HUD insurance claim proceeds. The debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. The debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85.

     Once the servicer of a mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period July 1 through December 31, 2002 is 6.625%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. In June 2002, three of the Insured Mortgages held by the Partnership were put to HUD by the respective servicers, as discussed above. The Partnership expects to dispose of any remaining mortgages and HUD debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

Results of Operations
---------------------

     Net earnings decreased by approximately $209,000 and $300,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to reductions in mortgage investment income, interest and other income and gain on mortgage disposition, as discussed below. This decrease in income is partially offset by a decrease in the asset management fee to related parties.

     Mortgage investment income decreased by approximately $117,000 and $181,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due a reduction in the Partnership's mortgage base. The Partnership's mortgage base decreased due to two mortgage dispositions with a principal balance of approximately $6.0 million, representing an approximate 23% decrease in the aggregate principal balance of the total mortgage portfolio since September 2001. The mortgage on Creekside Village prepaid in July 2002, reflecting six months of mortgage investment income for the nine months ended September 30, 2002.

     Interest and other income decreased by approximately $4,000 and $50,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. This decrease is primarily due to a decrease in interest earned on the HUD debenture due from an affiliate, as discussed below. This decrease in interest and other income is partially offset by an increase in interest earned on the temporary investment of mortgage disposition proceeds prior to distribution.

     The asset management fee to related parties decreased by approximately $11,000 and $16,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the 23% reduction in the Partnership's mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $4,000 for the three months ended September 30, 2002 and decreased by approximately $9,000 for the nine months ended September 30, 2002, as compared to the corresponding periods in 2001. The increase for the three month period is primarily due to an increase in expenses related to the termination of the Dividend Reinvestment Plan (DRP), mortgage assignments and the decision to defer regular cash flow distributions. The decrease for the nine month period is primarily due to a decrease in overhead costs directly related to the size of the mortgage base. This decrease was partially offset by an increase in expenses related to the termination of the DRP, mortgage assignments and the decision to defer regular cash flow distributions. In addition, for the nine month period, costs associated with partner level tax reporting increased as a result of the new Internal Revenue Service electronic filing requirements for large partnerships.

     The gain on mortgage disposition decreased by approximately $95,000 for the three and nine months ended September 30, 2002, as compared to the corresponding periods in 2001. During the three and nine months ended September 30, 2002, the Partnership recognized a gain of approximately $96,000 on the prepayment of the mortgage on Creekside Village Apartments. During the three and nine months ended September 30, 2001, the Partnership recognized a gain of approximately $190,000 on the prepayment of the mortgage on Berryhill Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's remaining Insured Mortgages may be put to HUD by October 2003, if not otherwise disposed, as previously discussed. As these mortgages are put to HUD, the Partnership's net cash flows could be significantly reduced for several months. As a result, net cash flow distributions for the remainder of 2002 are being temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows. Quarterly net cash flow distributions are expected to resume no earlier than the first quarter of 2003 and may occur later. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the nine months ended September 30, 2002 to meet operating requirements. In addition to the impact on cash flow distributions as a result of certain mortgages being put to HUD, as discussed above, the cash distributions paid to the Unitholders will vary during each period due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of HUD debentures, the interest rate on HUD debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $434,000 for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, primarily due to lower mortgage investment income resulting from a reduction in the mortgage base and an increase in receivables and other assets. The increase in receivables and other assets is due to an increase in principal and interest accrued for the mortgages awaiting assignment from HUD under the Section 221 Program, as previously discussed.

     Net cash provided by investing activities increased by approximately $4.9 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, primarily due to an increase in proceeds received from the prepayment of mortgages and the receipt of debenture proceeds from AIM 85 in 2002, as discussed below.

     The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. A HUD debenture, with a face value of approximately $2.4 million, was issued to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the HUD debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.

     Net cash used in  financing  activities  increased  by  approximately  $1.1 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, due to an increase in the amount of distributions paid to partners during the first nine months of 2002 as compared to the same period in 2001.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of September 30, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of September 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.


ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Quarterly Report on form 10-Q, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board (CEO) and the Chief Financial Officer
(CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION
ITEM 5.   OTHER INFORMATION

     Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose the approval by an audit committee of the issuer of a non-audit service to be performed by the auditor of the issuer. On August 14, 2002, the Audit Committee of the Board of Directors of the General Partner's parent, CRIIMI MAE Inc., subject to any rules that may be adopted by the Public Accounting Oversight Board, approved the engagement of Ernst & Young LLP, the Partnership's auditor, to provide tax services to the Partnership during the fiscal year ending December 31, 2002.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit No.                                 Purpose
     -----------                                 -------

        99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     Date
     ----

 August 8, 2002                         To report the General Partner's decision
                                        to defer the payment of regular cash
                                        flow distributions to the Partnership's
                                        Unitholders.

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

                                     AMERICAN INSURED
                                     MORTGAGE INVESTORS
                                     (Registrant)

                                     By: CRIIMI, Inc.
                                         General Partner


November 13, 2002                    /s/ Cynthia O. Azzara
-----------------                    -------------------------------------------
Date                                 Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                     Officer and Chief Financial Officer

                                  CERTIFICATION

I,   William B. Dockser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             AMERICAN INSURED
                                             MORTGAGE INVESTORS
                                             (Registrant)
                                             By: CRIIMI, Inc.
                                                 General Partner


Date: November 13, 2002                      /s/ William B. Dockser
      -----------------                      -----------------------------------
                                             William B. Dockser
                                             Chairman of the Board and
                                             Chief Executive Officer

                                 CERTIFICATION

I,   Cynthia O. Azzara, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     AMERICAN INSURED
                                     MORTGAGE INVESTORS
                                     (Registrant)
                                     By: CRIIMI, Inc.
                                         General Partner

Date: November 13, 2002              /s/ Cynthia O. Azzara
      -----------------              -------------------------------------------
                                     Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                     Officer and Chief Financial Officer