Form 10-K
period 2002-12-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2003-03-20
CIK 724533

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

For the fiscal year ended December 31, 2002       Commission file number 1-11060

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of December 31, 2002, 10,000,125 depositary units of limited partnership interest were outstanding. The aggregate market value of such units held by non-affiliates of the Registrant, based on the last reported sale price on June 28, 2002 was $22,073,657.

                       Documents incorporated by Reference

                                      None

                       AMERICAN INSURED MORTGAGE INVESTORS

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I

Item 1.           Business                                                                                3
Item 2.           Properties                                                                              5
Item 3.           Legal Proceedings                                                                       5
Item 4.           Submission of Matters to a Vote of Security Holders                                     5


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters                  6
Item 6.           Selected Financial Data                                                                 7
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                           8
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk                             15
Item 8.           Financial Statements and Supplementary Data                                            15
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                          15

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                     17
Item 11.          Executive Compensation                                                                 19
Item 12.          Security Ownership of Certain Beneficial Owners, Management and Related
                     Unitholder Matters                                                                  19
Item 13.          Certain Relationships and Related Transactions                                         20
Item 14.          Controls and Procedures                                                                20

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                        21

Signatures                                                                                               24

Certifications                                                                                           25

                                     PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business
---------------------------------------

     American Insured Mortgage Investors (the "Partnership") was formed pursuant to a limited partnership agreement ("Partnership Agreement") under the Uniform Limited Partnership Act of California on July 12, 1983. During the period from March 1, 1984 (the initial closing date of the Partnership's public offering) through December 31, 1984, the Partnership, pursuant to its public offering of 10,000,000 depositary units of limited partnership interest ("Units"), raised a total of $200,000,000 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units of limited partnership interest.

     CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 2.9%. The General Partner provides management and administrative services on behalf of the Partnership. AIM Acquisition Partners L.P. serves as the advisor (the "Advisor") to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore, the Advisor has retained its Consent Rights.

     The General Partner also serves as the General Partner for American Insured Mortgage Investors -Series 85, L.P. ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") and owns general partner interests therein of 3.9%, 4.9% and 4.9%, respectively. The Partnership, AIM 85, AIM 86 and AIM 88 are collectively referred to as the "AIM Limited Partnerships".

     Prior to November 1988, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2008 unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

     Additional information concerning the business of the Partnership is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate for the table of the Insured Mortgages (as defined below) invested in by the Partnership as of December 31, 2002, which is incorporated by reference herein.

Employees and Management of the Partnership
-------------------------------------------

     The Partnership has no employees. The business of the Partnership is managed by its General Partner while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc., provides personnel and administrative services to the Partnership on behalf of the General Partner. The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis pursuant to the terms of the Partnership Agreement.


     The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the "Advisory Fee"), is equal to 0.95% of the Partnership's Total Invested Assets (as defined in the Partnership Agreement). The Advisor pays CMSLP, as sub-advisor, a fee of 0.28% (the "Sub-Advisory Fee") of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee. The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP. Additional information concerning these fees is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein.

Competition
-----------

     The Partnership's business consists of holding government insured mortgage investments primarily on multifamily housing properties, and distributing the payments of  principal  and  interest on such  mortgage  investments,  including debentures issued by the United States Department of Housing and Urban Development ("HUD") in exchange for such mortgages, to the holders of its depository units of limited partnership interests ("Unitholders"). The Partnership may elect to dispose of its mortgage investments through a sale to third parties. In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of mortgages investments than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners or managers of real estate limited partnerships, real estate investment trusts or other similar entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other AIM Limited Partnerships and/or other entities managed by CRIIMI MAE or its affiliates, or the Advisor or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could have the effect of limiting the number of mortgage dispositions or adversely affecting the proceeds received from such dispositions, CMSLP, the General Partner and the Advisor and their affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of and at which price. CMSLP, the General Partner and the Advisor, however, are required to exercise their fiduciary duties of good faith, care and loyalty when evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2.   PROPERTIES

     The Partnership does not own any properties. Generally, the mortgages underlying the Partnership's mortgage investments are primarily non-recourse first liens on multifamily residential developments or retirement homes.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Partnership's Unitholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
          MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The depository units of Limited Partnership interests ("Limited Partnership Units") are listed for trading on the American Stock Exchange ("AMEX") under the trading symbol of "AIA." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2002 and 2001 were as follows:

                                                             Amount of
                                      2002                 Distribution
Quarter Ended                 High            Low            Per Unit
-------------                 ----            ---            --------
March 31                     $ 2.65         $ 2.30            $ 0.16
June 30                        2.50           2.21              0.05
September 30                   2.39           2.15              0.47
December 31                    2.29           1.55              0.18
                                                              ------
                                                              $ 0.86
                                                              ======

                                                             Amount of
                                      2002                 Distribution
Quarter Ended                 High            Low            Per Unit
-------------                 ----            ---            --------
March 31                     $ 2.60         $ 2.25            $ 0.05
June 30                        2.75           2.40              0.05
September 30                   2.70           2.30              0.17
December 31                    3.00           2.30              0.05
                                                              ------
                                                              $ 0.32
                                                              ======

     Detailed information regarding quarterly distributions is contained in Note 9 of the Notes to Financial Statements (filed in response to Item 8 hereof) incorporated by reference herein.

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. However, in August 2002, the Partnership announced that regular net cash flow distributions for the third and fourth quarters of 2002 were being temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows while mortgages are being put to HUD. Quarterly net cash flow distributions are expected to resume in the first quarter of 2003. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested, by the General Partner, prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     As of December 31, 2002, there were approximately 6,800 Unitholders.

     The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance.


ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                            For the years ended December 31,
                                               2002         2001          2000          1999         1998
                                               ----         ----          ----          ----         ----
Income                                      $  1,857     $  2,215      $  2,279      $  2,354     $  3,191

Net gains from
 mortgage dispositions                           386          190           188            67        1,290

Net earnings                                   1,849        1,955         2,011         1,925        3,978

Net earnings per Limited
  Partnership Unit - Basic (1)              $   0.18     $   0.19      $   0.20      $   0.19     $   0.39

Distributions per Limited
  Partnership Unit (1)(2)                   $   0.86     $   0.32      $   0.20      $   0.36     $   1.29



                                                                    As of December 31,
                                               2002         2001          2000          1999         1998
                                               ----         ----          ----          ----         ----

Total assets                                $ 18,408     $ 24,138      $ 25,857      $ 26,416     $ 28,735

Partners' equity                              16,492       23,530        25,271        25,422       27,750

(1) Calculated based upon the weighted average number of Limited Partnership Units outstanding.

(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 which were partially paid subsequent to each year end. See Notes 8 and 9 of the Notes to Financial Statements.

     The selected income statement data presented above for the years ended December 31, 2002, 2001 and 2000, and the selected balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 1999 and 1998, and the selected balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

Mortgage Investments
--------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal
Housing Administration ("FHA") programs ("FHA-Insured Certificates") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

     As of March 1, 2003, all of the Insured Mortgages held by the Partnership are eligible for assignment to HUD (i) as a default assignment or (ii) pursuant to Section 221(g)(4) of the National Housing Act (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. AIM 85 is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring to the Partnership the related HUD insurance claim proceeds. Debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. Debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and
(iii) the costs and risks associated with continuing to hold the Insured Mortgages.

     Once the servicer of an Insured Mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program on behalf of the Partnership, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, and instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture
Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2002 was 6.375%; for the period July 1 through December 31, 2002 it was 6.625%; and for the period January 1 through June 30, 2003 it is 5.75%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. Most of the Insured Mortgages held by the Partnership have been put to HUD by the respective servicers, as discussed below. The Partnership expects to dispose of any remaining mortgages and HUD debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

     As of December 31, 2002, the Partnership had invested in 8 Insured Mortgages, with an aggregate amortized cost of approximately $14.2 million, a face value of approximately $17.3 million and a fair value of approximately $17.4 million, as discussed below.

     The following is a discussion of the types of the Partnership's mortgage investments, along with the risks related to each type of investment:

Investment in FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 2002 and 2001:

                                                               December 31,
                                                      2002                     2001
                                                      ----                     ----
Number of
  Acquired Insured Mortgages                                3                        3
  Originated Insured Mortgage (1)                           -                        1
Amortized Cost                                   $  7,507,672             $ 12,427,801
Face Value                                          9,407,103               14,428,107
Fair Value                                          9,419,737               13,846,281

(1) In July 2002, the mortgage on Creekside Village Apartments was prepaid. The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $96,000 for the year ended December 31, 2002. A distribution of approximately $0.47 per Unit related to the prepayment of this mortgage was declared in September 2002 and paid to Unitholders in November 2002.

     As of March 1, 2003, all of the FHA-Insured Loans are current with respect to payment of principal and interest, except for the mortgage on Town Park Apartments, which is delinquent with respect to the February 2003 payment of principal and interest. This mortgage is eligible under the Section 221 Program with an anniversary date in October 2002. The Partnership expects this mortgage to be put to HUD, if not otherwise disposed, by the servicer during the second quarter of 2003.

The mortgages discussed below are included in the table above.

     The Section 221 Program
     -----------------------

     a. Issuance of debenture
        ---------------------

     In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Eastdale Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value of approximately $6.1 million, pays interest semi-annually on January 1 and July 1 with a maturity date of June 26, 2012. The debenture may be called prior to its maturity date. A distribution will be declared after the debenture proceeds are received. In February 2003, the Partnership received approximately $201,000 in cash of accrued interest on this debenture. The Partnership expects to recognize a gain of approximately $1.2 million during the first quarter of 2003. The amortized cost of the mortgage on Eastdale Apartments is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of December 31, 2002.

     b. Mortgages in the HUD assignment process
        ---------------------------------------

      The mortgage on North River Place was put to HUD under the Section 221 Program by the servicer in June 2002. The aggregate face value of this mortgage was approximately $2.8 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for this assignment as of March 1, 2003, and will continue to accrue interest on the mortgage until the debenture is transferred to the mortgagee and the Partnership begins receiving the debenture interest. The amortized cost of this mortgage is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of December 31, 2002.

Investment in FHA-Insured Certificates
--------------------------------------

      Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 2002 and 2001:

                                                               December 31,
                                                      2002                     2001
                                                      ----                     ----
Number of mortgages (1)(2)                                  5                        6
Amortized Cost                                    $ 6,685,273             $  8,415,866
Face Value                                          7,936,376               10,037,064
Fair Value                                          7,966,438                9,727,346

(1)  In December  2002, the mortgage on Bay Pointe  Apartments was prepaid.  The
     Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $290,000 for the year ended December 31, 2002. A distribution of approximately $0.18 per Unit related to the prepayment of this mortgage was declared in December 2002 and was paid to Unitholders in February 2003.
(2) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 due to its default status. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The remaining amount due from HUD is approximately $150,000 (representing 9% of the unpaid principal balance) and is expected to be received during the next 12 months. The Partnership expects to recognize a gain of approximately $228,000 for the first quarter 2003. The Partnership expects to declare a distribution of approximately $0.14 per Unit related to this assignment in March 2003 and expects to pay to Unitholders in May 2003.

     As of March 1, 2003, all of the Partnership's FHA-Insured Certificates were current with respect to the payment of principal and interest.

The mortgages discussed below are included in the table above.

     The Section 221 Program
     -----------------------

     a. Issuance of Debenture
        ---------------------

     In February 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. The mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value of approximately $1.8 million, pays interest semi-annually on January 1 and July 1 with a maturity date of June 27, 2012. The debenture may be called prior to its maturity date. A distribution will be declared after the debenture proceeds are received. Since the mortgage on Baypoint Shoreline Apartments was owned 50% by the Partnership and 50% by AIM 85, approximately $906,000 of the debenture face is due to the Partnership. In February 2003, the Partnership received approximately $29,000 in cash of accrued interest on this debenture from AIM 85. The Partnership expects to recognize a gain of approximately $131,000 during the first quarter of 2003. The fair value of the mortgage on Baypoint Shoreline Apartments is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of December 31, 2002.

     b. Mortgages in the HUD assignment process
        ---------------------------------------

     The mortgages on Brougham Estates and College Green Apartments were put to HUD under the Section 221 Program by the respective servicers in February 2003. The aggregate face value of these mortgages was approximately $3.7 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for these assignments as of March 1, 2003, and will continue to accrue interest on these mortgages until the debentures are transferred to the mortgagee and the Partnership begins receiving the debenture interest. The fair value of these mortgages is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of December 31, 2002.

     c. Remaining mortgages eligible for assignment
        -------------------------------------------

     The Partnership's mortgage portfolio includes one FHA-Insured Certificate, Kaynorth Apartments, eligible under the Section 221 Program with an anniversary date in September 2002. The Partnership expects this mortgage to be put to HUD, if not otherwise disposed, by the servicer during the second quarter of 2003.

Due from affiliate
------------------

     The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. A 7.125% debenture, with a face value of approximately $2.4 million, was issued by HUD to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.

Results of Operations
---------------------

2002 compared to 2001
---------------------

     Net earnings decreased by approximately $106,000 for 2002 as compared to 2001 primarily due to a decrease in mortgage investment income, partially offset by an increase in gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $292,000 for 2002 as compared to 2001 primarily due to a reduction in the mortgage base. The mortgage base decreased due to the prepayment of the mortgages on Creekside Village Apartments and Bay Pointe Apartments in July 2002 and December 2002, respectively. The aggregate principal balance of these two mortgages was approximately $6.8 million, representing an approximate 30% decrease in the aggregate principal balance of the total mortgage portfolio since December 2001.

     Interest and other income decreased by approximately $65,000 for 2002 as compared to 2001. This decrease is primarily due to a decrease in interest earned on the HUD debenture due from an affiliate, as discussed above, partially offset by an increase in interest earned on the temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fee to related parties decreased by approximately $29,000 for 2002 as compared to 2001 primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $28,000 for 2002 as compared to 2001 primarily due to a decrease in overhead costs directly related to the size of the mortgage base.

     Gains on mortgage dispositions increased by approximately $196,000 for 2002 as compared to 2001. During 2002, the Partnership recognized gains of approximately $386,000 on the prepayment of the mortgages on Creekside Village Apartments and Bay Pointe Apartments. During 2001, the Partnership recognized a gain of approximately $190,000 on the prepayment of the mortgage on Berryhill Apartments.

2001 compared to 2000
---------------------

     Net earnings decreased by approximately $56,000 for 2001 as compared to 2000 primarily due to a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $154,000 for 2001 as compared to 2000 primarily due to a reduction in the mortgage base. The mortgage base decreased due to the assignment of the mortgage on Fox Run Apartments in December 2000 and the prepayment of the mortgage on Berryhill Apartments in September 2001. The aggregate principal balance of these two mortgages was approximately $2.4 million, representing an approximate 9% decrease in the aggregate principal balance of the total mortgage portfolio since November 2000.

     Interest and other income increased by approximately $90,000 for 2001 as compared to 2000. This increase is primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution.

     Asset management fee to related parties decreased by approximately $13,000 for 2001 as compared to 2000 primarily due to a reduction in the mortgage base, as previously discussed.

     Gains on mortgage dispositions increased by approximately $2,000 for 2001 as compared to 2000. In 2001, a gain of approximately $190,000 was recognized from the prepayment of the mortgage on Berryhill Apartments, as discussed above. In 2000, a gain of approximately $188,000 was realized on the assignment of the mortgage on Fox Run Apartments, as previously discussed.

Liquidity and Capital Resources
-------------------------------

     The Partnership's remaining Insured Mortgages may be put to HUD by October 2003, if not otherwise disposed, as previously discussed. As these mortgages are put to HUD, the Partnership's net cash flows could be significantly reduced for several months. As a result, net cash flow distributions for the third and fourth quarters of 2002 were temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows. Quarterly net cash flow distributions are expected to resume in the first quarter of 2003. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Since the Partnership is obligated to distribute the proceeds of mortgage prepayments, sales and insurance on Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Cash Flow - 2002 compared to 2001
---------------------------------

     Net cash provided by operating activities decreased by approximately $776,000 in 2002 as compared to 2001 primarily due to lower mortgage investment income resulting from a reduction in the mortgage base, as discussed previously, and an increase in receivables and other assets of approximately $424,000. The increase in receivables and other assets is due to an increase in principal and interest accrued for the mortgages awaiting assignment to HUD under the Section 221 Program, as previously discussed.

     Net cash provided by investing activities increased by approximately $6.7 million for 2002 as compared to 2001, primarily due to an increase in proceeds received from the prepayment of mortgages and the receipt of debenture proceeds from AIM 85 in 2002, as discussed above.

     Net cash used in financing activities increased by approximately $4.2 million for 2002 as compared to 2001 due to an increase in distributions paid to partners.

Cash Flow - 2001 compared to 2000
---------------------------------

     Net cash provided by operating activities increased by approximately $7,000 in 2001 as compared to 2000.

     Net cash provided by investing activities increased by approximately $1.2 million for 2001 as compared to 2000, due to the increase in proceeds received from the disposition of mortgages, as previously discussed.

     Net cash used in financing activities increased by approximately $824,000 for 2001 as compared to 2000 due to an increase in distributions paid to partners.

Critical Accounting Policy
--------------------------

     The Partnership's significant accounting polices are described in Note 2 to the Financial Statements. The Partnership believes its most critical accounting policy (a critical accounting policy being one that is both very important to the portrayal of the Partnership's financial condition and results of operations and requires management's most difficult, subjective, or complex judgments) is the determination of fair value of Insured Mortgages.

- Fair Value of Insured Mortgages - The Partnership estimates the fair value of its Insured Mortgages internally. The Partnership uses a discounted cash flow methodology to estimate the fair value. This requires the Partnership to make certain estimates regarding discount rates and expected prepayments. The cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. Increases in the discount rate used by the Partnership would generally result in a corresponding decrease in the fair value of the Partnership's insured mortgages. Decreases in the discount rate used by the Partnership would generally result in a corresponding increase in the fair value of the Partnership's insured mortgages. The Partnership also makes certain assumptions regarding the prepayment speeds of its Insured Mortgages. In a low interest rate environment, mortgages are more likely to prepay even if the mortgage contains prepayment penalties. In general, if the Partnership increases its assumed prepayment speed, the fair value of the Insured
     Mortgages will decrease. If the Partnership decreases its assumed prepayment speed, the fair value of the Insured Mortgages will increase.


Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of December 31, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

     The Partnership has changed its method of presenting market risk disclosures from those disclosures presented in the December 31, 2001 Annual Report on Form 10-K. The Partnership believes that the market risk disclosures presented below provide more meaningful information to its Unitholders in assessing the affect of changes in interest rates on the values of its assets.

     As of December 31, 2002, the weighted average life of the U.S. Treasury securities that were used to value the insured mortgage securities were shorter than those used at December 31, 2001 due to lower market interest rates and other loan attributes of the underlying insured mortgage securities, which made the likelihood of the mortgage assets prepaying greater than the previous year. If the Partnership assumed that the discount rate used to determine the fair values of its insured mortgage securities increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of its insured mortgage securities by
approximately   $23,000  (or  0.1%)  and  approximately   $46,000  (or  0.3%),
respectively, as of December 31, 2002. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the fair values of the Partnership's insured mortgage securities by approximately $987,000 (or 4.2%) and approximately $1.9 million (or 8.1%), respectively, as of December 31, 2001.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 27.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 8, 2002, the Board of Directors of the General Partner of the Partnership dismissed Arthur Andersen LLP ("Arthur Andersen") as the
Partnership's independent auditors. Arthur Andersen had served as the Partnership's independent accountants since 1991.

     Arthur Andersen's reports on the Partnership's financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During each of the Partnership's two most recent fiscal years and through the date of Arthur Andersen's dismissal, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership's financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Partnership had provided Arthur Andersen with a copy of the foregoing disclosure. The Partnership requested Arthur Andersen to furnish it with a letter addressed to the SEC stating whether it agreed with the above statements. A copy of that letter dated May 9, 2002 was filed as Exhibit 16 to the Form 8-K filed with the SEC by the Partnership on May 10, 2002.

     On June 5, 2002, the General Partner of the Partnership appointed Ernst & Young LLP to audit the Partnership's financial statements for the year ending December 31, 2002. During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 5, 2002, neither the Partnership nor anyone on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements or any other matters or reportable events listed in Items 304(a)(2)(1) and (11) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OT THE REGISTRANT

     The Partnership has no executive officers or directors. The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs. The affairs of the Partnership are managed by its General Partner, CRIIMI, Inc. a wholly-owned subsidiary of CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange. CRIIMI, Inc. holds a general partnership interest of 2.9%.

     The business of the Partnership is managed by its General Partner while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreements, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc., provides personnel and administrative services to the Partnership on behalf of the General Partner.

     The General Partner is also the general partner of AIM 85, AIM 86 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The Board of Directors of the General Partner has established a committee (the "Audit Committee") consisting of independent directors (as defined in Section 121 of the AMEX listing standards.) The Audit Committee of the General Partner has appointed Ernst & Young LLP as the Partnership's independent public accountants for the fiscal year ending December 31, 2003, such appointment to continue at the discretion of the Audit Committee.

     All directors of the General Partner are elected annually by CRIIMI MAE. All executive officers serve at the discretion of the General Partner. There are no family relationships among any directors or executive officers of the General Partner.

     The following table sets forth information concerning the executive officers and the directors of the General Partner as of March 5, 2003:

Name                                        Age                  Position
----                                        ---                  --------
Barry S. Blattman                           40                   Chairman of the Board of Directors,
                                                                   President and Chief Executive Officer

David B. Iannarone                          42                   Executive Vice President,
                                                                   Chief Operating Officer and a Director

Cynthia O. Azzara                           43                   Senior Vice President, Chief Financial Officer and Treasurer

Craig M. Lieberman                          41                   Senior Vice President and
                                                                   Chief Portfolio Risk Officer

Brian L. Hanson                             41                   Senior Vice President

John R. Cooper                              55                   Director

Robert J. Merrick                           57                   Director

Robert E. Woods                             55                   Director

     Barry S. Blattman has been Chairman of the Board of Directors, Chief Executive Officer and President of the General Partner since January 23, 2003. Mr. Blattman is the Managing Partner of Brascan Real Estate Financial Partners. From 1996 until the end of 2001, Mr. Blattman was a Managing Director of Real Estate Investment Banking at Merrill Lynch.

     David B. Iannarone has served as Chief Operating Officer and Director of the General Partner since January 2003 and Executive Vice President of the General Partner since December 2000, as Senior Vice President and General Counsel of the General Partner from March 1998 to December 2000; and as Vice President and General Counsel of the General Partner from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994, as Senior Vice President of the General Partner since 1995 and Treasurer of the General Partner since 1997.

     Craig M. Lieberman has served as Senior Vice President and Chief Portfolio Risk Officer of the General Partner since February 2003. From 2001 to January 2003, Mr. Lieberman was a managing partner for Quantico Partners. From 1998 to 2001, Mr. Lieberman served as the Director of Commercial Mortgage-Backed Securitization for First Union Securities. From 1996 to 1998 Mr. Lieberman practiced as both a partner and counsel in the law firm of Kilpatrick & Stockton, LLP.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998; and as Group Vice President of the General Partner from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper was Senior Vice President, Finance, of PG&E National Energy Group, Inc. until February 2003. He had been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997. While at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and the Management Committee.

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Managing Director and Head of Loan Syndications for the Americas at Societe Generale, New York since 1997, and as Managing Director, Head of Real Estate Capital Markets and Mortgage-Backed Securities division at Citicorp from 1991 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires each director and executive officer of the General Partner and each person who owns more than 10% of the Partnership's Units to report to the SEC by a specified date, his, her or its beneficial ownership of, and certain transactions in the Partnership's Units. Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all directors, executive officers and beneficial owners of more than 10% of the Partnership's Units have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not have any directors or executive officers. The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs. The General Partner provides such services for the Partnership. None of the directors or executive officers of the General Partner, however, received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries or other compensation. The Partnership's portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc. provides personnel and administrative services to the Partnership on behalf of the General Partner. The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis.

     The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the "Advisory Fee"), is equal to 0.95% of the Partnership's Total Invested Assets (as defined in the Partnership Agreement). The Advisor pays CMSLP as sub-advisor, a fee of 0.28% (the "Sub-Advisory Fee") of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee. The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP. Additional information concerning these fees is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED UNITHOLDER MATTERS

The Partnership does not provide for equity compensation plans.

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of March 5, 2003, by holders of more than five percent (5%) of the Partnership's Units.

                                                           Number of           Percent of
          Name                        Address                Units               Class
          ----                        -------                -----               -----
Financial and Investment        417 St. Joseph Street
Management Group, Ltd. *        P.O. Box 40
                                Suttins Bay, MI 49682        2,051,262           20.51%
* An Investment Advisor

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of March 5, 2003 by each person known by the Partnership to be the beneficial owner of more than 5% of its Units, each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                              Amount and Nature
                                  of Units                   Percentage of Units
Name                         Beneficially Owned                  Outstanding
----                         ------------------                  -----------
CRIIMI MAE                       12,045                              *

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


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-K, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                                                                                              Page
Description                                                                                                                  Number
-----------                                                                                                                  ------
Balance Sheets as of December 31, 2002 and 2001 ............................................................................   30

Statements of Income and Comprehensive Income for the years
     ended December 31, 2002, 2001 and 2000 ................................................................................   31

Statements of Changes in Partners' Equity for the years
     ended December 31, 2002, 2001 and 2000 ................................................................................   32

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 ..............................................   33

Notes to Financial Statements ..............................................................................................   34

     (a)(2) Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate ................................................................................   45

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

    10.3 Agreement, dated November 30, 1983, among the former managing general partner, the former associate general partner and Integrated Resources, Inc., incorporated by reference to Exhibit 10(e) to the Initial Registration Statement.

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

    10.9 Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, Integrated Funding, Inc. and Integrated Resources, Inc. dated as of December 1, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

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

    16.0 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002, regarding the General Partner's decision to change its certifying accountant, incorporated by reference to
          Exhibit 16 to the Partnership's Form 8-K filed on May 10, 2002.

    99.0 Letter to Securities and Exchange Commission from the Partnership dated March 20, 2002, regarding the representation received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements, incorporated by reference to Exhibit 99.0 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

    99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chief Executive Officer of the General Partner (Filed herewith).

    99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Chief Financial Officer of the General Partner (Filed herewith).

     (b)  Reports on Form 8-K filed  during the last quarter of the fiscal year:
          None.

          All other items are not applicable.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry S. Blattman, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN INSURED MORTGAGE
                                          INVESTORS (Registrant)

                                          By:  CRIIMI, Inc.
                                               General Partner



March 19, 2003                            /s/Barry S. Blattman
--------------                            --------------------------------------
DATE                                      Barry S. Blattman
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


March 20, 2003                            /s/Cynthia O. Azzara
--------------                            --------------------------------------
DATE                                      Cynthia O. Azzara
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)


March 19, 2003                            /s/David B. Iannarone
--------------                            --------------------------------------
DATE                                      David B. Iannarone
                                          Executive Vice President,
                                          Chief Operating Officer and a Director



March 19, 2003                            /s/John R. Cooper
--------------                            --------------------------------------
DATE                                      John R. Cooper
                                          Director


March 19, 2003                            /s/Robert J. Merrick
--------------                            --------------------------------------
DATE                                      Robert J. Merrick
                                          Director


March 19, 2003                            /s/Robert E. Woods
--------------                            --------------------------------------
DATE                                      Robert E. Woods
                                          Director

     I, Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of American Insured Mortgage Investors;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           AMERICAN INSURED
                                           MORTGAGE INVESTORS
                                           (Registrant)
                                           By: CRIIMI, Inc.
                                               General Partner


Date:  March 19, 2003                      /s/Barry S. Blattman
       --------------                      -------------------------------------
                                           Barry S. Blattman
                                           Chairman of the Board,
                                           Chief Executive Officer and President

     I, Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of American Insured Mortgage Investors;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant including, its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  AMERICAN INSURED
                                  MORTGAGE INVESTORS
                                  (Registrant)
                                  By: CRIIMI, Inc.
                                      General Partner



Date: March 20, 2003             /s/ Cynthia O. Azzara
      --------------             -----------------------------------------------
                                 Cynthia O. Azzara
                                 Senior Vice President, Chief Financial Officer,
                                 and Treasurer

                       AMERICAN INSURED MORTGAGE INVESTORS



                              Financial Statements

                        as of December 31, 2002 and 2001

                             and for the Years Ended

                        December 31, 2002, 2001 and 2000

                         REPORT OF INDEPENDENT AUDITORS

Partners
American Insured Mortgage Investors


We have audited the accompanying balance sheet of American Insured Mortgage Investors (the Partnership) as of December 31, 2002, and the related statements of income and comprehensive income, changes in partners' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Partnership as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 4, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP
McLean, Virginia
March 14, 2003

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



/s/ Arthur Andersen LLP
Vienna, Virginia
March 4, 2002


--------------------------------------------------------------------------------
This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Partnership's filing of its Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See exhibit 16.0 for further discussion.

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                              December 31,    December 31,
                                                                  2002            2001
                                                              ------------    ------------
                             ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Originated insured mortgages                              $          -    $  4,806,675
    Acquired insured mortgages                                   7,507,672       7,621,126
                                                              ------------    ------------

                                                                 7,507,672      12,427,801

Investment in FHA-Insured Certificates,
  at fair value                                                  7,966,438       9,727,346

Cash and cash equivalents                                        2,252,969         534,890

Receivables and other assets                                       680,850         212,451

Due from affiliate                                                       -       1,235,104
                                                              ------------    ------------

      Total assets                                            $ 18,407,929    $ 24,137,592
                                                              ============    ============



                LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                         $  1,853,782    $    514,940

Accounts payable and accrued expenses                               62,286          92,319
                                                              ------------    ------------

      Total liabilities                                          1,916,068         607,259
                                                              ------------    ------------

Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                      20,710,971      27,515,891
  General partner's deficit                                     (5,500,275)     (5,297,038)
  Accumulated other comprehensive income                         1,281,165       1,311,480
                                                              ------------    ------------

      Total partners' equity                                    16,491,861      23,530,333
                                                              ------------    ------------

      Total liabilities and partners' equity                  $ 18,407,929    $ 24,137,592
                                                              ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                               For the years ended December 31,
                                                            2002             2001            2000
                                                        ------------     ------------    ------------
Income:
  Mortgage investment income                            $  1,818,290     $  2,110,712    $  2,264,907
  Interest and other income                                   38,755          104,224          13,933
                                                        ------------     ------------    ------------

                                                           1,857,045        2,214,936       2,278,840
                                                        ------------     ------------    ------------

Expenses:
  Asset management fee to related parties                    195,466          224,202         237,264
  General and administrative                                 198,606          226,255         219,282
                                                        ------------     ------------    ------------

                                                             394,072          450,457         456,546
                                                        ------------     ------------    ------------

Earnings before gains on mortgage dispositions             1,462,973        1,764,479       1,822,294

Gains on mortgage dispositions                               385,829          190,206         188,455
                                                        ------------     ------------    ------------

     Net earnings                                       $  1,848,802     $  1,954,685    $  2,010,749
                                                        ============     ============    ============

Other comprehensive loss - adjustment to unrealized
  gains on investments in insured mortgages                  (30,315)        (399,261)       (102,162)
                                                        ------------     ------------    ------------
Comprehensive income                                    $  1,818,487     $  1,555,424    $  1,908,587
                                                        ============     ============    ============


Net earnings allocated to:
  Limited partners - 97.1%                              $  1,795,187     $  1,897,999    $  1,952,437
  General partner -   2.9%                                    53,615           56,686          58,312
                                                        ------------     ------------    ------------

                                                        $  1,848,802     $  1,954,685    $  2,010,749
                                                        ============     ============    ============

Net earnings per Limited Partnership Unit - Basic       $       0.18     $       0.19    $       0.20
                                                        ============     ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2002, 2001 and 2000

                                                                                        Accumulated
                                                                                           Other            Total
                                                        General         Limited        Comprehensive       Partners'
                                                        Partner         Partners           Income           Equity
                                                     -------------    -------------    -------------    -------------
Balance, January 1, 2000                             $  (5,256,730)   $  28,865,520    $   1,812,903    $  25,421,693

Net earnings                                                58,312        1,952,437                -        2,010,749

  Adjustment to unrealized gains on
     investments in insured mortgages                            -                -         (102,162)        (102,162)
  Distributions paid or accrued of $0.20 per Unit,
     including return of capital of $0 per Unit            (59,733)      (2,000,025)              -        (2,059,758)
                                                     -------------    -------------    ------------     -------------

Balance, December 31, 2000                              (5,258,151)      28,817,932        1,710,741       25,270,522

Net earnings                                                56,686        1,897,999                -        1,954,685

  Adjustment to unrealized gains on
     investments in insured mortgages                            -                -         (399,261)        (399,261)
  Distributions paid or accrued of $0.32 per Unit,
     including return of capital of $0.13 per Unit         (95,573)      (3,200,040)               -       (3,295,613)
                                                     -------------    -------------    -------------    -------------

Balance, December 31, 2001                              (5,297,038)      27,515,891        1,311,480       23,530,333

Net earnings                                                53,615        1,795,187                -        1,848,802

  Adjustment to unrealized gains on
     investments in insured mortgages                            -                -          (30,315)         (30,315)
  Distributions paid or accrued of $0.86 per Unit,
     including return of capital of $0.68 per Unit        (256,852)      (8,600,107)               -       (8,856,959)
                                                     -------------    -------------    -------------    -------------

Balance, December 31, 2002                           $  (5,500,275)   $  20,710,971    $   1,281,165    $  16,491,861
                                                     =============    =============    =============    =============

Limited Partnership Units outstanding - Basic, as of
    December 31, 2002, 2001 and 2000                                     10,000,125
                                                                         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                            2002            2001            2000
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                                         $  1,848,802    $  1,954,685    $  2,010,749
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                        (385,829)       (190,206)       (188,455)
      Changes in assets and liabilities:
         Increase in due from affiliate, receivables and other assets       (425,912)         (1,667)        (50,797)
         (Decrease) increase in accounts payable and accrued expenses        (30,033)         20,556           4,573
                                                                        ------------    ------------    ------------

            Net cash provided by operating activities                      1,007,028       1,783,368       1,776,070
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                  6,769,063       1,184,199               -
   Debenture proceeds received from affiliate                              1,192,617               -               -
   Receipt of mortgage principal from scheduled payments                     267,488         295,445         280,200
                                                                        ------------    ------------    ------------

            Net cash provided by investing activities                      8,229,168       1,479,644         280,200
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Distributions paid to partners                                         (7,518,117)     (3,295,613)     (2,471,709)
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       1,718,079         (32,601)       (415,439)

Cash and cash equivalents, beginning of year                                 534,890         567,491         982,930
                                                                        ------------    ------------    ------------

Cash and cash equivalents, end of year                                  $  2,252,969    $    534,890    $    567,491
                                                                        ============    ============    ============


Non cash investing activity:
   50% share of debenture received from HUD in exchange for the mortgage on Fox Run Apartments (Debenture was held by
   an affiliate, AIM 85)                                                           -               -       1,192,617


                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     American Insured Mortgage Investors (the "Partnership") was formed pursuant to a limited partnership agreement ("Partnership Agreement") under the Uniform Limited Partnership Act of California on July 12, 1983. During the period from March 1, 1984 (the initial closing date of the Partnership's public offering) through December 31, 1984, the Partnership, pursuant to its public offering of 10,000,000 depositary units of limited partnership interest ("Units"), raised a total of $200,000,000 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units of limited partnership interest.

     CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 2.9%. The General Partner provides management and administrative services on behalf of the Partnership. AIM Acquisition Partners L.P. serves as the advisor (the "Advisor") to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore the Advisor has retained its Consent Rights.

     The General Partner also serves as the General Partner for American Insured Mortgage Investors -Series 85, L.P. ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") and owns general partner interests of 3.9%, 4.9% and 4.9%, respectively. The Partnership, AIM 85, AIM 86 and AIM 88 are collectively referred to as the "AIM Limited Partnerships".

     Prior to November 1988, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2008 unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

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

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal
Housing Administration ("FHA") programs ("FHA-Insured Certificates") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

     Payment  of  principal  and  interest  on  FHA-Insured   Certificates   and
FHA-Insured Loans is insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act.

     As of December 31, 2002, the weighted average remaining term of the Partnership's investments in FHA-Insured Certificates is approximately 20 years. However, the partnership agreement states that the Partnership will terminate in approximately 6 years, on December 31, 2008, unless terminated earlier under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's FHA-Insured Certificates should be included in the available for sale category.

     In connection with this classification, all of the Partnership's investments in FHA-Insured Certificates are recorded at fair value as of December 31, 2002 and 2001, with the net unrealized gains and losses on these investments reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of FHA-Insured Certificates classified as available for sale will be included as a separate component of partners' equity. Realized gains and losses on FHA-Insured Certificates classified as available for sale will continue to be reported in earnings.

     As of March 1, 2003, all of the Insured Mortgages held by the Partnership are eligible for assignment to HUD (i) as a Default Assignment (defined below) or (ii) pursuant to Section 221(g)(4) of the National Housing Act (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. AIM 85 is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring the related HUD insurance claim proceeds to the Partnership. Debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. Debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

     Once the servicer of an Insured Mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program on behalf of the Partnership, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, and instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture
Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2002 was 6.375%; for the period July 1 through December 31, 2002 it was 6.625%; and for the period January 1 through June 30, 2003 it is 5.75%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. Most of the Insured Mortgages held by the Partnership have been put to HUD by the respective servicers, as discussed below. The Partnership expects to dispose of any remaining mortgages and HUD debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

     As of December 31, 2002 and 2001, Investment in FHA-Insured Loans is recorded at amortized cost.

     The amortized cost of FHA-Insured Certificates and FHA-Insured Loans is adjusted for amortization of discounts to maturity. Such amortization is included in mortgage investment income.

     Mortgage investment income consists of amortization of the discount or premiums plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

Due from Affiliate
------------------

     The Partnership may receive debentures by assigning current mortgages to HUD under the Section 221 Program, as discussed above. In addition, the Partnership may receive debentures by assigning a defaulted mortgage to HUD in order to collect the amount of delinquent principal and interest (collectively a "Default Assignment"). In the case of a default assignment, the mortgagee may elect to have the claim settled in cash or by the issuance of a debenture. Debentures are obligations of the mortgage insurance funds and are unconditionally guaranteed by the United States. The term of these debentures are usually more than 7 years and the interest rate is set based upon the interest rate in effect at the commitment date to provide insurance or at the final endorsement date, whichever is greater. The Partnership classifies its investment in debenture as an available for sale debt security with changes in fair value recorded as an adjustment to equity and other comprehensive income. The Partnership's investment in debenture is included on the balance sheet in Due from affiliate, as discussed in Note 7.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of time and demand deposits with original maturities of three months or less.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the responsibility of the Unitholders.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of the Partnership's financial instruments are presented in accordance with GAAP which defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                                              As of December 31, 2002               As of December 31, 2001
                                          Amortized Cost      Fair Value        Amortized Cost      Fair Value
                                          --------------    --------------      --------------    --------------
Investment in FHA-Insured
   Loans:
   Originated Insured Mortgage            $            -    $            -      $    4,806,675    $    4,520,916
   Acquired Insured Mortgages                  7,507,672         9,419,737           7,621,126         9,325,365
                                          --------------    --------------      --------------    --------------

                                          $    7,507,672    $    9,419,737      $   12,427,801    $   13,846,281
                                          ==============    ==============      ==============    ==============

Investment in FHA-Insured
   Certificates                           $    6,685,273    $    7,966,438      $    8,415,866    $    9,727,346

Debenture due from affiliate              $            -    $            -      $    1,192,617    $    1,192,617

Cash and cash equivalents                 $    2,252,969    $    2,252,969      $      534,890    $      534,890

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
FHA-Insured Loans and Debenture due from affiliate
--------------------------------------------------

     The fair values of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are priced internally. The Partnership used a discounted cash flow methodology to estimate the fair values; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of a debenture is based upon the prices of other comparable securities that trade in the market. The fair value of a debenture with a short term call date from HUD is equal to its face value.

Cash and cash equivalents
-------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

4.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages and debenture accounted for as available for sale. The table below details other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gains or losses related to those investments that were not disposed of during the period.

                                                         2002               2001            2000
                                                         ----               ----            ----
Reclassification adjustment for gains
   included in net income                            $ (243,802)       $  (177,352)     $ (161,707)
Unrealized holding gains (losses) arising
   during the period                                    213,487           (221,909)         59,545
                                                     ----------        -----------      ----------

Net adjustment to unrealized gains                   $  (30,315)       $  (399,261)     $ (102,162)
                                                     ==========        ===========      ==========


5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of December 31, 2002 and 2001:

                                                                            December 31,
                                                                   2002                     2001
                                                                   ----                     ----

Number of
  Acquired Insured Mortgages                                              3                        3
  Originated Insured Mortgage (1)                                         -                        1
Amortized Cost                                                 $  7,507,672             $ 12,427,801
Face Value                                                        9,407,103               14,428,107
Fair Value                                                        9,419,737               13,846,281


(1) In July 2002, the mortgage on Creekside Village Apartments was prepaid. The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $96,000 during the year ended December 31, 2002. A distribution of approximately $0.47 per Unit related to the prepayment of this mortgage was declared in September 2002 and paid to Unitholders in November 2002.

     As of March 1, 2003, all of the FHA-Insured Loans are current with respect to payment of principal and interest, except for the mortgage on Town Park Apartments, which is delinquent with respect to the February 2003 payment of principal and interest. This mortgage is eligible under the Section 221 Program with an anniversary date in October 2002. The Partnership expects this mortgage to be put to HUD, if not otherwise disposed, by the servicer during the second quarter of 2003.

The mortgages discussed below are included in the table above.

     The Section 221 Program
     -----------------------

     a. Issuance of Debenture
        ---------------------

     In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Eastdale

Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value of approximately $6.1 million, pays interest semi-annually on January 1 and July 1 with a maturity date of June 26, 2012. The debenture may be called prior to its maturity date. A distribution will be declared after the debenture proceeds are received. In February 2003, the Partnership received approximately $201,000 in cash of accrued interest on this debenture. The Partnership expects to recognize a gain of approximately $1.2 million during the first quarter of 2003. The amortized cost of the mortgage on Eastdale Apartments is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of December 31, 2002.

     b. Mortgages in the HUD assignment process
        ---------------------------------------

     The mortgage on North River Place was put to HUD under the Section 221 Program by the servicer in June 2002. The aggregate face value of this mortgage was approximately $2.8 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for this assignment as of March 1, 2003, and will continue to accrue interest on the mortgage until the debenture is transferred to the mortgagee and the Partnership begins receiving the debenture interest. The amortized cost of this mortgage is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of December 31, 2002.


6.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of December 31, 2002 and 2001:

                                                                             December 31,
                                                                    2002                    2001
                                                                    ----                    ----
Number of mortgages (1)(2)                                                5                        6
Amortized Cost                                                  $ 6,685,273             $  8,415,866
Face Value                                                        7,936,376               10,037,064
Fair Value                                                        7,966,438                9,727,346

(1)  In December  2002, the mortgage on Bay Pointe  Apartments was prepaid.  The
     Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $290,000 during the year ended December 31, 2002. A distribution of approximately $0.18 per Unit related to the prepayment of this mortgage was declared in December 2002 and was paid to Unitholders in February 2003.
(2) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 due to its default status. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The remaining amount due from HUD is approximately $150,000 (representing 9% of the unpaid principal balance) and is expected to be received during the next 12 months. The Partnership expects to recognize a gain of approximately $228,000 for the first quarter 2003. The Partnership expects to declare a distribution of approximately $0.14 per Unit related to this assignment in March 2003 and expects to pay to Unitholders in May 2003.

     As of March 1, 2003, all of the Partnership's FHA-Insured Certificates were current with respect to the payment of principal and interest.

The mortgages discussed below are included in the table above.

     The Section 221 Program
     -----------------------

     a. Issuance of debenture
        ---------------------

     In February 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. The mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value of approximately $1.8 million, pays interest semi-annually on January 1 and July 1 with a maturity date of June 27, 2012. The debenture may be called prior to its maturity date. A distribution will be declared after the debenture proceeds are received. Since the mortgage on Baypoint Shoreline Apartments was owned 50% by the Partnership and 50% by AIM 85, approximately $906,000 of the debenture face is due to the Partnership. In February 2003, the Partnership received approximately $29,000 in cash of accrued interest on this debenture from AIM 85. The Partnership expects to recognize a gain of approximately $131,000 during the first quarter of 2003. The fair value of the mortgage on Baypoint Shoreline Apartments is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of December 31, 2002.

     b. Mortgages in the HUD assignment process
        ---------------------------------------

     The mortgages on Brougham Estates and College Green Apartments were put to HUD under the Section 221 Program by the respective servicers in February 2003. The aggregate face value of these mortgages was approximately $3.7 million as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed above. The Partnership has not received approval for these assignments as of March 1, 2003, and will continue to accrue interest on these mortgages until the debentures are transferred to the mortgagee and the Partnership begins receiving the debenture interest. The fair value of these mortgages is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of December 31, 2002.

     c. Remaining mortgages eligible for assignment
        -------------------------------------------

     The Partnership's mortgage portfolio includes one FHA-Insured Certificate, Kaynorth Apartments, eligible under the Section 221 Program with an anniversary date in September 2002. The Partnership expects this mortgage to be put to HUD, if not otherwise disposed, by the servicer during the second quarter of 2003.


7. DUE FROM AFFILIATE

     The mortgage on Fox Run Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. A 7.125% debenture, with a face value of approximately $2.4 million, was issued by HUD to AIM 85 in December 2000 with interest payable semi-annually on January 1 and July 1. In January 2002, the debenture was liquidated at par value. The Partnership received approximately $1.2 million for its share of the debenture proceeds, including interest of approximately $42,000. A distribution of approximately $0.11 per Unit related to the receipt of these proceeds was declared in March 2002 and paid to Unitholders in May 2002.

8.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2002, 2001 and 2000 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2002, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                         COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                             For the year ended December 31,
    Name of Recipient                Capacity in Which Served/Item            2002        2001         2000
    -----------------                -----------------------------            ----        ----         ----
CRIIMI, Inc. (1)                     General Partner/Distribution          $ 256,852   $  95,573    $  59,733

AIM Acquisition Partners,L.P.(2)     Advisor/Asset Management Fee            195,466     224,202      237,264

CRIIMI MAE Management, Inc. (3)      Affiliate of General Partner/Expense     48,979      40,866       38,782


(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).
(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the partnership agreement). CMSLP is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $57,606, $66,078, and $69,924 during the years ended December 31, 2002, 2001 and 2000, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.
(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

9.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2002, 2001 and 2000 are as follows:

Quarter Ended               2002             2001               2000
-------------              ------           ------             ------
March 31                   $ 0.16 (1)       $ 0.05             $ 0.05
June 30                      0.05             0.05               0.05
September 30                 0.47 (2)         0.17 (4)           0.05
December 31                  0.18 (3)         0.05               0.05
                           ------           ------             ------
                           $ 0.86           $ 0.32             $ 0.20
                           ======           ======             ======

(1) This amount includes approximately $0.11 per Unit due to the redemption of the HUD debenture received from the assignment to HUD of the Fox Run Apartments mortgage. This amount was received from AIM 85. The debenture was issued to AIM 85 as the record owner of the Fox Run Apartments mortgage. The Partnership was a 50% beneficial owner of the Fox Run Apartments mortgage.
(2) This amount includes approximately $0.47 per unit representing net proceeds from the prepayment of the mortgage on Creekside Village Apartments.
(3) This amount includes approximately $0.18 per Unit representing net proceeds from the prepayment of the mortgage on Bay Pointe Apartments.
(4) This amount includes approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Berryhill Apartments.

     The Partnership's remaining Insured Mortgages may be put to HUD by October 2003, if not otherwise disposed, as previously discussed. As these mortgages are put to HUD, the Partnership's net cash flows could be significantly reduced for several months. As a result, net cash flow distributions for the third and fourth quarters of 2002 were temporarily retained to fund the Partnership's operating expenses during the period of reduced cash flows. Quarterly net cash flow distributions are expected to resume in the first quarter of 2003. Proceeds from mortgage dispositions and debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.


10.  PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 10,000,000 Units were issued prior to August 1983 for an aggregate capital contribution of $200,000,000. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units.

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

     (In Thousands, Except Per Unit Data)

                                                                             2002
                                                                         Quarter ended
                                                    March 31         June 30      September 30     December 31
                                                    --------         -------      ------------     -----------

Income                                             $      511       $      507     $      433       $      406
Net earnings                                              396              408            429              616
Gains on mortgage dispositions                             --               --             96              290
Net earnings per Limited Partnership Unit - Basic  $     0.04       $     0.04     $     0.04       $     0.06





                                                                             2001
                                                                         Quarter ended
                                                    March 31         June 30      September 30     December 31
                                                    --------         -------      ------------     -----------

Income                                             $      565       $      562     $      554       $      534
Net earnings                                              451              444            637              423
Gains on mortgage dispositions                             --               --            190               --
Net earnings per Limited Partnership Unit - Basic  $     0.04       $     0.04     $     0.06       $     0.05




                                                                             2000
                                                                         Quarter ended
                                                    March 31         June 30      September 30     December 31
                                                    --------         -------      ------------     -----------

Income                                             $      574       $      571     $      569       $      565
Net earnings                                              453              452            456              650
Gains on mortgage dispositions                             --               --             --              188
Net earnings per Limited Partnership Unit - Basic  $     0.04       $     0.04     $     0.04       $     0.08

                       AMERICAN INSURED MORTGAGE INVESTORS
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2002

                                                                       Interest      Face              Net          AnnualPayment
                                                 Maturity      Put     Rate on     Amount of       Carrying Value  (Principal and
Development Name/Location                          Date       Date(1) Mortgage(5)  Mortgage(3)      (3)(6)(8)(9)   Interest)(5)(7)
-------------------------                          ----      -------  -----------  -----------      ------------   ---------------
ACQUIRED INSURED MORTGAGES
Investment in FHA-Insured Loans (carried at amortized cost)(2)
--------------------------------------------------------------

    Eastdale Apts., Montgomery, AL (10)             3/23      10/01      7.5%      $ 6,014,219      $ 4,778,440    $   592,406
    North River Place, Chillecothe, OH             10/21      12/01      7.5%        2,809,498        2,238,232        279,509
    Town Park Apts., Rockingham, NC                10/22      10/02      7.5%          583,386(4)       491,000         56,755(4)
                                                                                   -----------      -----------

Total Investment in FHA-Insured Loans -
  Acquired Insured Mortgages                                                         9,407,103        7,507,672
                                                                                   -----------      -----------

ACQUIRED INSURED MORTGAGES
Investment in FHA-Insured Certificates (carried at fair value)
--------------------------------------------------------------

    Baypoint Shoreline Apts, Duluth, MN (10)        1/22      10/01      7.5%          889,548(4)       891,308         87,967(4)
    Brougham Estates II, Kansas City, KS           11/22       3/02      7.5%        2,379,451(4)     2,383,791        230,860(4)
    College Green Apts., Wilmington, NC             3/23       2/02      7.5%        1,281,638(4)     1,283,902        123,455(4)
    Kaynorth Apts., Lansing, MI                     4/23       9/02      7.5%        1,740,061(4)     1,774,957        167,318(4)
    Westbrook Apts., Kokomo, IN (10)               11/22       9/02      7.5%        1,645,678(4)     1,632,480        163,177(4)
                                                                                   -----------      -----------    -----------

  Total Investment in FHA-Insured Certificates                                       7,936,376        7,966,438
                                                                                   -----------      -----------

    TOTAL INVESTMENT IN INSURED MORTGAGES                                          $17,343,479      $15,474,110
                                                                                   ===========      ===========

    TOTAL ANNUAL PRINCIPAL AND INTEREST                                                                            $ 1,701,447
                                                                                                                   ===========

See notes to Schedule IV - Mortgage Loans on Real Estate

                       AMERICAN INSURED MORTGAGE INVESTORS

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2002


(1) As of March 1, 2003, all of the Insured Mortgages held by the Partnership are eligible for assignment to HUD pursuant to Section 221(g)(4) of the National Housing Act (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. An affiliate of the Partnership, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring to the Partnership the related HUD insurance claim proceeds. Debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. Debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85. Based on the recommendation of CMSLP, the sub-advisor, and consent of the Advisor the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

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

(7) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(8) A reconciliation of the carrying value of Insured Mortgages, for the years ended December 31, 2002 and 2001, is as follows:

                                                                2002                        2001
                                                                ----                        ----
Beginning balance                                           $22,155,147                 $23,855,773

  Gains on mortgage dispositions                                385,829                     190,206
  Proceeds from disposition of mortgages                     (6,769,063)                 (1,184,199)
  Principal receipts on Insured Mortgages                      (267,488)                   (295,445)
  Adjustment to unrealized gains on
    investment in Insured Mortgages                             (30,315)                   (411,188)
                                                            -----------                 -----------

Ending balance                                              $15,474,110                 $22,155,147
                                                            ===========                 ===========


(9) The tax basis of the Insured Mortgages was approximately $13.0 million and $19.6 million as of December 31, 2002 and 2001, respectively.

(10) The Partnership received HUD assignment proceeds for these mortgages subsequent to December 31, 2002. Detail information is included in Notes 5 and 6 of the Notes to Financial Statements.