Form 10-Q
period 2003-03-31
AMERICAN INSURED MORTGAGE INVESTORS
filed 2003-05-13
CIK 724533

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                            March 31, 2003
                                                 --------------


Commission file number                              1-11060
                                                 --------------



                       AMERICAN INSURED MORTGAGE INVESTORS
                       -----------------------------------
               (Exact name of registrant as specified in charter)



       California                                   13-3180848
---------------------------              ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                     20852
-----------------------------------------           ---------------------------
(Address of principal executive offices)                   (Zip Code)

                               (301) 816-2300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2003, 12,079,514 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003





                                                                          PAGE

PART I.     Financial Information (Unaudited)

Item 1.     Financial Statements

                 Balance Sheets - March 31, 2003 (unaudited)
                   and December 31, 2002                                   3

                 Statements of Income and Comprehensive Income - for
                   the three months ended March 31, 2003 and
                   2002 (unaudited)                                        4

                 Statement of Changes in Partners' Equity - for the
                    three months ended March 31, 2003 (unaudited)          5

                 Statements of Cash Flows - for the three months
                   ended March 31, 2003 and 2002 (unaudited)               6

                 Notes to Financial Statements (unaudited)                 7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     13

Item 3.     Qualitative and Quantitative Disclosures About Market Risk    15

Item 4.     Controls and Procedures                                       15

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                              16

Signature                                                                 17

Certifications                                                            18

                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                            March 31,       December 31,
                                                              2003              2002
                                                          ------------      ------------
                                                            (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Acquired insured mortgages                            $  2,717,855      $  7,507,672

Investment in FHA-Insured Certificates, at fair value        5,381,666         7,966,438

Investment in debenture, at fair value                       6,125,943                 -

Cash and cash equivalents                                    2,268,475         2,252,969

Receivables and other assets                                   562,577           680,850

Due from affiliate                                             920,903                 -
                                                          ------------      ------------
      Total assets                                        $ 17,977,419      $ 18,407,929
                                                          ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $  1,647,806      $  1,853,782

Accounts payable and accrued expenses                          101,936            62,286
                                                          ------------      ------------
      Total liabilities                                      1,749,742         1,916,068
                                                          ------------      ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                  20,860,398        20,710,971
  General partner's deficit                                 (5,495,812)       (5,500,275)
  Accumulated other comprehensive income                       863,091         1,281,165
                                                          ------------      ------------
      Total partners' equity                                16,227,677        16,491,861
                                                          ------------      ------------
      Total liabilities and partners' equity              $ 17,977,419      $ 18,407,929
                                                          ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                For the three months ended
                                                                         March 31,
                                                                   2003             2002
                                                               ------------     ------------
Income:
  Mortgage investment income                                   $    278,966     $    506,462
  Interest and other income                                          62,431            4,134
                                                               ------------     ------------
                                                                    341,397          510,596
                                                               ------------     ------------
Expenses:
  Asset management fee to related parties                            30,245           54,084
  General and administrative                                         50,780           60,239
                                                               ------------     ------------
                                                                     81,025          114,323
                                                               ------------     ------------

Net earnings before gains on mortgage dispositions                  260,372          396,273

Gains on mortgage dispositions                                    1,541,324                -
                                                               ------------     ------------
Net earnings                                                   $  1,801,696     $    396,273
                                                               ============     ============
Other comprehensive (loss) income - adjustment to unrealized
  gains on investments in insured mortgages                        (418,074)         123,300
                                                               ------------     ------------
Comprehensive income                                           $  1,383,622     $    519,573
                                                               ============     ============
Net earnings allocated to:
  Limited partners - 97.1%                                     $  1,749,447     $    384,781
  General Partner -   2.9%                                           52,249           11,492
                                                               ------------     ------------
                                                               $  1,801,696     $    396,273
                                                               ============     ============
Net earnings per Unit of limited
  partnership interest - basic                                 $       0.17     $       0.04
                                                               ============     ============

        The accompanying notes are an integral part of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2003

                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                                       General           Limited        Comprehensive
                                                       Partner           Partners           Income            Total
                                                    -------------     -------------     -------------     -------------
Balance, December 31, 2002                          $  (5,500,275)    $  20,710,971     $   1,281,165     $  16,491,861

  Net earnings                                             52,249         1,749,447                 -         1,801,696

  Adjustment to unrealized gains on
     investments in insured mortgages                           -                 -          (418,074)         (418,074)

  Distributions paid or accrued of $0.16 per Unit,
     including return of capital of $0.14 per Unit        (47,786)       (1,600,020)                -        (1,647,806)
                                                    -------------     -------------     -------------     -------------

Balance, March 31, 2003                             $  (5,495,812)    $  20,860,398     $     863,091     $  16,227,677
                                                    =============     =============     =============     =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2003                                                      10,000,125
                                                                         ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                                2003              2002
                                                                                            ------------      ------------
Cash flows from operating activities:
  Net earnings                                                                              $  1,801,696      $    396,273
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Gains on mortgage dispositions                                                           (1,541,324)                -
     Changes in assets and liabilities:
        Net decrease in due from affiliate and receivables and other assets                      253,393            47,120
        Increase in accounts payable and accrued expenses                                         39,650            16,031
                                                                                            ------------      ------------
           Net cash provided by operating activities                                             553,415           459,424
                                                                                            ------------      ------------
Cash flows provided by investing activities:
  Debenture proceeds received from affiliate                                                           -         1,192,617
  Proceeds from disposition of mortgage                                                        1,278,919                 -
  Receipt of mortgage principal from scheduled payments                                           36,954            75,906
                                                                                            ------------      ------------

           Net cash provided by investing activities                                           1,315,873         1,268,523
                                                                                            ------------      ------------
Cash flows used in financing activities:
  Distributions paid to partners                                                              (1,853,782)         (514,940)
                                                                                            ------------      ------------

Net increase in cash and cash equivalents                                                         15,506         1,213,007

Cash and cash equivalents, beginning of period                                                 2,252,969           534,890
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $  2,268,475      $  1,747,897
                                                                                            ============      ============
Non cash investing activity:
  6.375% debenture received from HUD for the mortgage on Eastdale Apartments                $  6,125,943      $          -
  50% share of 6.375% debenture received from HUD in exchange for the mortgage
     on Baypoint Shoreline Apartments (debenture is held by AIM 85)                              906,457                 -
  9% of proceeds due from HUD for the mortgage on Westbrook Apartments                           149,566                 -


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

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

     As of May 1, 2003, all of the Insured Mortgages held by the Partnership have been assigned to HUD pursuant to Section 221(g)(4) of the National Housing Act (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. AIM 85 is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring the related HUD insurance claim proceeds to the Partnership. Debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. Debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor, the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

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

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. All of the Insured Mortgages held by the Partnership have been put to HUD by the respective servicers, as discussed below. The Partnership expects to dispose of any debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2. BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

3. INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of March 31, 2003 and December 31, 2002:

                                                             March 31,               December 31,
                                                                2003                     2002
                                                            -----------              -----------
Number of Acquired Insured Mortgages (1)                              2                        3
Amortized Cost                                              $ 2,717,855              $ 7,507,672
Face Value                                                    3,372,307                9,407,103
Fair Value                                                    3,379,208                9,419,737


(1) In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Eastdale Apartments, as discussed further in Note 5.

     The mortgages discussed below are included in the table above.

     Mortgages in the Section 221 HUD assignment process
     ---------------------------------------------------

     The mortgages on North River Place and Town Park Apartments were put to HUD under the Section 221 Program by the servicers in June 2002 and March 2003, respectively. The aggregate face value of these mortgages was approximately $3.4 million as of the HUD put dates. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed previously. The Partnership has not received approval for these assignments as of May 1, 2003, and will continue to accrue interest on the mortgages until the debentures are transferred to the Partnership and the Partnership begins receiving the debenture interest. The amortized cost of these Insured Mortgages is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of March 31, 2003.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4. INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of March 31, 2003 and December 31, 2002:

                                                          March 31,               December 31,
                                                            2003                     2002
                                                         -----------              -----------
Number of mortgages (1)(2)                                         3                        5
Amortized Cost                                           $ 4,518,575              $ 6,685,273
Face Value                                                 5,371,831                7,936,376
Fair Value                                                 5,381,666                7,966,438

(1) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 due to its default status. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The remaining amount due from HUD is approximately $150,000 (representing 9% of the unpaid principal balance) and is and is included in Receivables and other assets on the Partnership's balance sheet as of March 31, 2003. The Partnership recognized a gain of approximately $228,000 during the three months ended March 31, 2003. The Partnership declared a distribution of approximately $0.14 per Unit related to this assignment in March 2003 and was paid to Unitholders in May 2003.
(2) In February 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 6.375% debenture in exchange for the mortgage Baypoint Shoreline Apartments. Since the mortgage on Baypoint Shoreline Apartments was owned 50% by the Partnership and 50% by AIM 85, approximately $906,000 of the debenture face is due to the Partnership, as discussed further in Note 6.

     The mortgages discussed below are included in the table above.

     Mortgages in the Section 221 HUD assignment process
     ---------------------------------------------------

     The mortgages on Brougham Estates and College Green Apartments were put to HUD under the Section 221 Program by the respective servicers in February 2003. The mortgage on Kaynorth Apartments was put to HUD under the Section 221 Program by the servicer in April 2003. The aggregate face value of these mortgages was approximately $5.4 million as of the HUD put dates. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed previously. The Partnership has not received approval for these assignments as of May 1, 2003, and will continue to accrue interest on these mortgages until the debentures are transferred to the mortgagee and the Partnership begins receiving the debenture interest. The fair value of these mortgages is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of March 31, 2003.


5. INVESTMENT IN DEBENTURE

     In February 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on Eastdale Apartments. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value and a fair value of approximately $6.1 million as of March 31, 2003, pays interest semi-annually on January 1 and July 1 with a maturity date of June 26, 2012. The debenture may be called by HUD prior to its maturity date. A distribution will be declared after the debenture proceeds are received. In February 2003, the Partnership received approximately $201,000 in cash of accrued interest on this debenture. The Partnership recognized a gain of approximately $1.2 million during the three months ended March 31,

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2003. The fair value of this debenture is included in Investment in debenture on the Partnership's balance sheet as of March 31, 2003.


6. DUE FROM AFFILIATE

     In February 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. The mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value and a fair value of approximately $1.8 million as of March 31, 2003, pays interest semi-annually on January 1 and July 1 with a maturity date of June 27, 2012. The debenture may be called prior to its maturity date. A distribution will be declared after the debenture proceeds are received. Since the mortgage on Baypoint Shoreline Apartments was owned 50% by the Partnership and 50% by AIM 85, approximately $906,000 of the debenture face is due to the Partnership. In February 2003, the Partnership received approximately $29,000 in cash of accrued interest on this debenture from AIM 85. The Partnership recognized a gain of approximately $131,000 during the three months ended March 31, 2003. The fair value of the partnership's portion of this debenture is included in Due from affiliate on the Partnership's balance sheet as of March 31, 2003.


7. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2003 and 2002 are as follows:

    Quarter Ended                          2003                2002
    -------------                        --------            --------
      March 31                           $   0.16  (1)       $   0.16 (2)
                                         ========            ========

(1) This amount includes approximately $0.14 per Unit related to the proceeds received from the assignment of the mortgage on Westbrook Apartments.
(2) This amount includes approximately $0.11 per Unit due to the redemption of a debenture received from the assignment of the mortgage on Fox Run Apartments.

     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

                       AMERICAN INSURED MORTGAGE INVESTORS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

8. TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities have, during the three months ended March 31, 2003 and 2002, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                           For the three months
                                             Capacity in Which                                ended March 31,
     Name of Recipient                           Served/Item                             2003                2002
     -----------------                  -------------------------------               ----------          ----------
     CRIIMI, Inc. (1)                   General Partner/Distribution                  $   47,786          $   47,786

     AIM Acquisition
     Partners, L.P. (2)                 Advisor/Asset Management Fee                      30,245              54,084

     CRIIMI MAE Management,             Affiliate of General Partner/                     14,544              10,879
     Inc. (3)                             Expense Reimbursement


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement), which excludes debentures. CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $8,914 and $15,939 for the three months ended March 31, 2003 and 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.     FINANCIAL INFORMATION
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Mortgage Investments
--------------------

     As of  March  31,  2003,  the  Partnership  had  invested  in five  Insured
Mortgages and two debentures, one of which is due from an affiliate, with an aggregate amortized cost of approximately $14.3 million, face value of approximately $15.8 million and fair value of approximately $15.8 million. As of May 1, 2003, all of the Partnership's Insured Mortgages are in the Section 221 HUD assignment process as discussed in the Notes to Financial Statements.

     In February 2003, the Partnership received two debentures from HUD in exchange for the Section 221 assignments of the mortgages on Baypoint Shoreline Apartments and Eastdale Apartments. In January 2003, the Partnership received cash in exchange for the assignment of the mortgage on Westbrook Apartments. These assignments are discussed further in the Notes to Financial Statements.

Results of Operations
---------------------

     Net earnings increased by approximately $1.4 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to an increase in gains on mortgage dispositions, partially offset by a reduction in mortgage investment income.

     Mortgage investment income decreased by approximately $227,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due a reduction in the mortgage base. The mortgage base decreased due to five mortgage dispositions with an aggregate principal balance of approximately $15.4 million, representing an approximate 63% decrease in the aggregate principal balance of the mortgage portfolio since April 2002.

     Interest and other income increased by approximately $58,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002. This increase is primarily due to the interest earned on the debentures received from HUD in February 2003, as previously discussed.

PART I.       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - continued

     Asset management fee to related parties decreased by approximately $24,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $9,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in professional fees.

     Gains on mortgage dispositions increased by approximately $1.5 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002. During the first quarter 2003, the Partnership recognized gains of approximately $1.5 million from the assignment of three mortgages. No gains or losses were recognized during the first quarter of 2002.

Liquidity and Capital Resources
-------------------------------

     The Partnership's five remaining Insured Mortgages have been put to HUD, as previously discussed. As these mortgages are put to HUD, the Partnership's net cash flows are reduced for several months until a debenture is issued in exchange for the mortgage. Quarterly net cash flow distributions resumed in the first quarter of 2003. Proceeds from debenture redemptions, if any, are expected to be distributed to investors as usual in the quarter in which such proceeds are received.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient for the three months ended March 31, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. All of the Insured Mortgages held by the Partnership have been put to HUD by the respective servicers, as discussed above. The Partnership expects to dispose of any debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

     Net cash provided by operating activities increased by approximately $94,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to the receipt of mortgage interest previously accrued on mortgages awaiting assignment from HUD under the Section 221 program, partially offset by a reduction in mortgage investment income, as previously discussed.

PART I.       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - continued

     Net cash provided by investing activities increased by approximately $47,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to an increase in proceeds from the mortgage dispositions, partially offset by decreases in the receipt of mortgage principal from scheduled payments and debenture proceeds received from affiliate in 2002.

     Net cash used in financing activities increased by approximately $1.3 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in the amount of distributions paid to partners in the first three months of 2003 compared to the same period in 2002.


ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of March 31, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


ITEM 4.     CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing the Quarterly Report on Form 10-Q, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

              Exhibit No.                        Purpose
              -----------                        -------

                 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

                 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

     (b)   Reports on Form 8-K

              Date
              ----

           March 21, 2003             To report (i) a press release issued on
                                      March 20, 2003 announcing the
                                      Partnership's fourth quarter and year
                                      ended December 31, 2002 financial results and (ii) a press release issued on March 21, 2003 announcing the quarterly distribution to the Partnership's
                                      Unitholders.

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

                                  AMERICAN INSURED
                                  MORTGAGE  INVESTORS
                                  (Registrant)

                                  By:  CRIIMI, Inc.
                                       General Partner



May 13, 2003                      /s/ Cynthia O. Azzara
------------                      ----------------------------------------
Date                              Cynthia O. Azzara
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer (Principal Accounting Officer)

                                  CERTIFICATION

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                       AMERICAN INSURED
                                       MORTGAGE INVESTORS
                                       (Registrant)
                                       By: CRIIMI, Inc.
                                           General Partner



Date:  May 13, 2003                    /s/ Barry S. Blattman
       ------------                    -------------------------------------
                                       Barry S. Blattman
                                       Chairman of the Board,
                                       Chief Executive Officer and President

                                 CERTIFICATION

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                       AMERICAN INSURED
                                       MORTGAGE INVESTORS
                                       (Registrant)
                                       By: CRIIMI, Inc.
                                           General Partner


Date: May 13, 2003                     /s/ Cynthia O. Azzara
      ------------                     --------------------------------
                                       Cynthia O. Azzara
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer