Form 10-Q
period 2003-06-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2003-08-13
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         June 30, 2003
                                                              -------------


Commission file number                                           1-11060
                                                              -------------



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

     As of June 30, 2003, 10,000,125 depositary units of limited partnership interest were outstanding.

                       AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information (Unaudited)

Item 1.       Financial Statements

                  Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002                3

                  Statements of Income and Comprehensive Income - for the three
                    and six months ended June 30, 2003 and 2002 (unaudited)                       4

                  Statement of Changes in Partners' Equity - for the six months ended
                    June 30, 2003 (unaudited)                                                     5

                  Statements of Cash Flows - for the six months ended June 30, 2003
                    and 2002 (unaudited)                                                          6

                  Notes to Financial Statements (unaudited)                                       7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      14

Item 3.       Qualitative and Quantitative Disclosures About Market Risk                         16

Item 4.       Controls and Procedures                                                            16

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   17

Signature                                                                                        18


                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2003            2002
                                                           ------------    ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Acquired insured mortgages                             $    486,853    $  7,507,672

Investment in FHA-Insured Certificates,
  at fair value                                               5,351,978       7,966,438

Investment in debentures,
  at fair value                                               8,989,212               -

Cash and cash equivalents                                       642,305       2,252,969

Receivables and other assets                                    485,697         680,850

Due from affiliate                                            1,097,224               -
                                                           ------------    ------------
      Total assets                                         $ 17,053,269    $ 18,407,929
                                                           ============    ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $    205,976    $  1,853,782

Accounts payable and accrued expenses                            65,031          62,286
                                                           ------------    ------------
      Total liabilities                                         271,007       1,916,068
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 10,000,125 Units authorized,
    issued and outstanding                                   21,409,616      20,710,971
  General partner's deficit                                  (5,479,410)     (5,500,275)
  Accumulated other comprehensive income                        852,056       1,281,165
                                                           ------------    ------------
      Total partners' equity                                 16,782,262      16,491,861
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 17,053,269    $ 18,407,929
                                                           ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                For the three months ended       For the six months ended
                                                                         June 30,                        June 30,
                                                                   2003            2002            2003            2002
                                                               ------------    ------------    ------------    ------------
Income:
  Mortgage investment income                                   $    153,607    $    504,602    $    432,573    $  1,011,064
  Interest and other income                                         154,110           2,449         216,541           6,583
                                                               ------------    ------------    ------------    ------------
                                                                    307,717         507,051         649,114       1,017,647
                                                               ------------    ------------    ------------    ------------

Expenses:
  Asset management fee to related parties                            17,491          54,084          47,736         108,168
  General and administrative                                         50,492          45,419         101,272         105,658
                                                               ------------    ------------    ------------    ------------
                                                                     67,983          99,503         149,008         213,826
                                                               ------------    ------------    ------------    ------------

Net earnings before gains on mortgage dispositions                  239,734         407,548         500,106         803,821

Gains on mortgage dispositions                                      531,862               -       2,073,186               -
                                                               ------------    ------------    ------------    ------------

Net earnings                                                   $    771,596    $    407,548    $  2,573,292    $    803,821
                                                               ============    ============    ============    ============

Other comprehensive (loss) income - adjustment to unrealized
  gains on investments in insured mortgages                         (11,035)        190,102        (429,109)        313,402
                                                               ------------    ------------    ------------    ------------
Comprehensive income                                           $    760,561    $    597,650    $  2,144,183    $  1,117,223
                                                               ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 97.1%                                     $    749,220    $    395,729    $  2,498,667    $    780,510
  General Partner - 2.9%                                             22,376          11,819          74,625          23,311
                                                               ------------    ------------    ------------    ------------
                                                               $    771,596    $    407,548    $  2,573,292    $    803,821
                                                               ============    ============    ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                 $       0.07    $       0.04    $       0.25    $       0.08
                                                               ============    ============    ============    ============


       The accompanying notes are an integral part of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2003

                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                             General            Limited         Comprehensive
                                                             Partner            Partners           Income              Total
                                                          -------------      -------------      -------------      -------------
Balance, December 31, 2002                                $  (5,500,275)     $  20,710,971      $   1,281,165      $  16,491,861

  Net earnings                                                   74,625          2,498,667                  -          2,573,292

  Adjustment to unrealized gains on
     investments in insured mortgages                                 -                  -           (429,109)          (429,109)

  Distributions paid or accrued of $0.18 per Unit,
     including return of capital of $0.14 per Unit              (53,760)        (1,800,022)                 -         (1,853,782)
                                                          -------------      -------------      -------------      -------------

Balance, June 30, 2003                                    $  (5,479,410)     $  21,409,616      $     852,056      $  16,782,262
                                                          =============      =============      =============      =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2003                                                              10,000,125
                                                                                ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                For the six months ended
                                                                                                        June 30,
                                                                                                2003                2002
                                                                                            ------------        ------------
Cash flows from operating activities:
   Net earnings                                                                             $  2,573,292        $    803,821
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                          (2,073,186)                  -
      Changes in assets and liabilities:
         Net decrease in due from affiliate and receivables and other assets                      70,259              47,217
         Increase (decrease) in accounts payable and accrued expenses                              2,745             (21,304)
                                                                                            ------------        ------------

            Net cash provided by operating activities                                            573,110             829,734
                                                                                            ------------        ------------

Cash flows provided by investing activities:
   Debenture proceeds received from affiliate                                                          -           1,192,617
   Proceeds from disposition of mortgage                                                       1,278,919                   -
   Receipt of mortgage principal from scheduled payments                                          38,895             153,672
                                                                                            ------------        ------------

            Net cash provided by investing activities                                          1,317,814           1,346,289
                                                                                            ------------        ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                             (3,501,588)         (2,162,746)
                                                                                            ------------        ------------


Net (decrease) increase in cash and cash equivalents                                          (1,610,664)             13,277

Cash and cash equivalents, beginning of period                                                 2,252,969             534,890
                                                                                            ------------        ------------

Cash and cash equivalents, end of period                                                    $    642,305        $    548,167
                                                                                            ============        ============

Non-cash investing activity:
   6.375% debenture received from HUD for the mortgage on Eastdale Apartments               $  6,125,943        $          -
   6.375% debenture received from HUD for the mortgage on North River Place                    2,863,269                   -
   50% share of 6.375% debenture received from HUD in exchange for the mortgage
      on Baypoint Shoreline Apartments (debenture is held by AIM 85)                             906,457                   -
   9% of proceeds due from HUD, through AIM 85, for the mortgage on Westbrook Apartments         149,566                   -

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

     The General Partner also serves as the General Partner for American Insured Mortgage Investors -Series 85, L.P. ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") and owns general partner interests of 3.9%, 4.9% and 4.9%, respectively. The Partnership, AIM 85, AIM 86 and AIM 88 are collectively referred to as the "AIM Limited Partnerships."

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

     As of August 1, 2003, all of the Insured Mortgages held by the Partnership have been assigned to HUD pursuant to Section 221(g)(4) of the National Housing Act (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. AIM 85 is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring the related HUD insurance claim proceeds to the Partnership. Debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. Debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor, the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

     Once the servicer of an Insured Mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program on behalf of the Partnership, the Partnership will no longer receive the monthly principal and interest on the applicable mortgage, and instead, HUD will begin receiving the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture
Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2003 was 5.75%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     Pursuant to the terms of the Partnership Agreement, the Partnership must terminate and dissolve after disposition of all Insured Mortgages and HUD debentures held in its portfolio, but no later than December 31, 2008. All of the Insured Mortgages held by the Partnership have been put to HUD by the respective servicers, as discussed below. The Partnership expects to dispose of any debentures prior to the December 31, 2008 partnership termination date. Early prepayment by HUD of some or all HUD debentures held by the Partnership may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. As a result, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership.

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

3.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of June 30, 2003 and December 31, 2002:

                                                             June 30,             December 31,
                                                               2003                   2002
                                                           -------------          ------------
Number of Acquired Insured Mortgages (1)(2)                           1                      3
Amortized Cost                                             $    486,853           $  7,507,672
Face Value                                                      576,783              9,407,103
Fair Value                                                      577,901              9,419,737

     (1)  In  February  2003,  HUD  transferred   assignment   proceeds  to  the
          Partnership in the form of a 6.375% debenture in exchange for the mortgage on Eastdale Apartments, as discussed further in Note 5.
     (2) In May 2003, HUD transferred assignment proceeds to the Partnership in the form of a 6.375% debenture in exchange for the mortgage on North River Place, as discussed further in Note 5.

     The mortgage discussed below is included in the table above.

     Mortgage in the Section 221 HUD assignment process
     --------------------------------------------------

     The mortgage on Town Park Apartments was put to HUD under the Section 221 Program by the servicer in March 2003. The aggregate face value of this mortgage was approximately $583,000 as of the HUD put date. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on a debenture issued by HUD, as discussed previously. The Partnership has not received approval for this assignment as of August 1, 2003, and will continue to accrue interest on the mortgage until a debenture is transferred to the Partnership and the Partnership begins receiving the debenture interest. The amortized cost of this Insured Mortgage is included in Investment in FHA-Insured Loans on the Partnership's balance sheet as of June 30, 2003.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of June 30, 2003 and December 31, 2002:

                                                            June 30,             December 31,
                                                              2003                   2002
                                                          ------------           ------------
Number of mortgages (1)(2)(3)                                        3                      5
Amortized Cost                                            $  4,499,922           $  6,685,273
Face Value                                                   5,341,959              7,936,376
Fair Value                                                   5,351,978              7,966,438

     (1) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 due to its default status. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. The remaining amount due from HUD, through AIM 85, is approximately $150,000 (representing 9% of the unpaid principal balance) and is included in Due from affiliate on the Partnership's balance sheet as of June 30, 2003. The Partnership recognized a gain of approximately $228,000 during the six months ended June 30, 2003. The Partnership declared a distribution of approximately $0.14 per Unit related to this assignment in March 2003 and paid to Unitholders in May 2003.
     (2) In February 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $906,000 of the debenture face is due to the Partnership, as discussed further in Note 6.
     (3) In July 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 5.75% debenture in exchange for the mortgage on College Green Apartments. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $1.3 million of the debenture face is due to the Partnership, as discussed further in Note 6.

     The mortgages discussed below are included in the table above.

     Mortgages in the Section 221 HUD assignment process
     ---------------------------------------------------

     The mortgages on Brougham Estates and Kaynorth Apartments were put to HUD under the Section 221 Program by the respective servicers in February 2003 and April 2003, repsectively. The aggregate face value of these mortgages was approximately $4.1 million as of the HUD put dates. The Partnership no longer receives monthly principal and interest from mortgages that are put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on debentures issued by HUD, as discussed previously. The Partnership has not received approval for these assignments as of August 1, 2003, and will continue to accrue interest on these mortgages until the debentures are transferred to the mortgagee and the Partnership begins receiving the debenture interest. The fair value of these mortgages is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of June 30, 2003.

5.   INVESTMENT IN DEBENTURES

     Listed below is the Partnership's aggregate Investment in debentures as of June 30, 2003. The debentures were received from HUD in exchange for mortgages put to HUD under the section 221 program. The servicer of the respective mortgages filed the claims on the "Application date" listed below. The debenture and accrued interest were received on the "Date received from HUD" as listed below.

(Dollars in thousands)

                                 Debenture                               Date                     Debenture
                                  Interest    Face     Application     received     Gain in       Maturity
      Property Name                 Rate      Value        Date        from HUD      2003           Date
      -------------                ------    -------     --------      --------     -------       --------
      Eastdale Apartments          6.375%    $ 6,126     Jun 2002      Feb 2003     $ 1,182       Jun 2012
      North River Place            6.375%      2,863     Jun 2002      May 2003         532       Jun 2012
                                             -------                                -------
      Total                                  $ 8,989                                $ 1,714
                                             =======                                =======

     The debentures, with a face value and a fair value of approximately $9.0 million as of June 30, 2003, pay interest semi-annually on January 1 and July 1. The debentures may be called by HUD prior to the respective maturity date. A distribution is expected to be declared after the debenture proceeds are received. The fair value of the debentures is included in Investment in debentures on the Partnership's balance sheet as of June 30, 2003.

6.   DUE FROM AFFILIATE

     In February 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 6.375% debenture in exchange for the mortgage on Baypoint Shoreline Apartments. Since the mortgage on Baypoint Shoreline Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $906,000 of the debenture face is due to the Partnership. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in June 2002. The debenture, with a face value and a fair value of approximately $1.8 million as of June 30, 2003, pays interest semi-annually on January 1 and July 1 and matures on June 27, 2012. The debenture may be called prior to its maturity date. A distribution is expected to be declared after the debenture proceeds are received. The Partnership recognized a gain of approximately $131,000 during the six months ended June 30, 2003. The fair value of the Partnership's portion of this debenture is included in Due from affiliate on the Partnership's balance sheet as of June 30, 2003.

     In July 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 5.75% debenture in exchange for the mortgage on College Green Apartments. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $1.3 million of the debenture face is due to the Partnership. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in February 2003. The debenture pays interest semi-annually on January 1 and July 1 and matures on February 25, 2013. The debenture may be called by HUD prior to its maturity date. A distribution is expected to be declared after the debenture proceeds are received. The Partnership expects to recognize a gain of approximately $192,000 during the third quarter of 2003. The amortized cost of the Partnership's portion of the mortgage on College Green Apartments is included in Investment in FHA-Insured Certificates on the Partnerships' balance sheet as of June 30, 2003.

     As discussed in Note 4, the Partnership has a receivable of approximately $150,000 for the remaining amount due from HUD, through AIM 85, related to the Westbrook Apartments assignment.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2003 and 2002 are as follows:

         Quarter Ended                        2003            2002
         -------------                      --------        --------
         March 31                           $   0.16 (1)    $   0.16 (2)
         June 30                            $   0.02        $   0.05
                                            --------        --------
                                            $   0.18        $   0.21
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


     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment by HUD of some or all of the debentures, or a sale of some or all of the debentures by the Partnership (subject to Advisor and Unitholder approval, if required), may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

8.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities have, during the three and six months ended June 30, 2003 and 2002, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                 For the three months     For the six months
                                   Capacity in Which                ended June 30,          ended June 30,
Name of Recipient                     Served/Item                  2003        2002        2003        2002
-----------------             ----------------------------       --------    --------    --------    --------
CRIIMI, Inc. (1)              General Partner/Distribution       $  5,974    $ 14,934    $ 53,760    $ 62,720

AIM Acquisition
Partners, L.P. (2)            Advisor/Asset Management Fee         17,491      54,084      47,736     108,168

CRIIMI MAE Management,        Affiliate of General Partner/         9,830      12,387      24,374      23,266
Inc. (3)                        Expense Reimbursement

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement), which excludes debentures. CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $5,155 and $14,069 for the three and six months ended June 30, 2003, respectively, and $15,939 and $31,878 for the three and six months ended June 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages, (vii) sales of mortgage investments below fair market value and (viii) variations in professional fees. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Mortgage Investments
--------------------

     As of June 30, 2003, the Partnership had invested in four Insured Mortgages and three debentures, one of which is due from an affiliate, with an aggregate amortized cost of approximately $14.9 million, face value of approximately $15.8 million and fair value of approximately $15.8 million. As of August 1, 2003, all of the Partnership's Insured Mortgages are in the Section 221 HUD assignment process as discussed in the Notes to Financial Statements.

     In May 2003, the Partnership received a debenture from HUD in exchange for the Section 221 assignment of the mortgage on North River Place. In February 2003, the Partnership received two debentures from HUD in exchange for the
Section 221 assignments of the mortgages on Baypoint Shoreline Apartments and Eastdale Apartments. In January 2003, the Partnership received cash in exchange for the assignment of the mortgage on Westbrook Apartments. These assignments are discussed further in the Notes to Financial Statements.

     In July 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 5.75% debenture in exchange for the mortgage on College Green Apartments. Since the mortgage on College Green Apartments was beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $1.3 million of the debenture face is due to the Partnership. The servicer of this mortgage filed an application for insurance benefits under the Section 221 Program in February 2003. The debenture pays interest semi-annually on January 1 and July 1 and matures on February 25, 2013. The debenture may be called by HUD prior to its maturity date. A distribution is expected to be declared after the debenture proceeds are received. The Partnership expects to recognize a gain of approximately $192,000 during the third quarter 2003.

Results of Operations
---------------------

     Net earnings increased by approximately $364,000 and $1.8 million for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to increases in gains on mortgage dispositions and interest and other income, partially offset by a reduction in mortgage investment income.

     Mortgage investment income decreased by approximately $351,000 and $578,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due a reduction in the mortgage base. The mortgage base decreased due to six mortgage dispositions with an aggregate principal balance of approximately $18.2 million, representing an approximate 75% decrease in the aggregate principal balance of the mortgage portfolio since June 2002.

     Interest and other income increased by approximately $152,000 and $210,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. This increase is primarily due to the interest earned on the debentures received from HUD, as previously discussed.

     Asset management fee to related parties decreased by approximately $37,000 and $60,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $5,000 for the three months ended June 30, 2003 primarily due to an increase in professional fees. General and administrative expenses decreased by approximately $4,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002 primarily due to an overall decrease in professional fees.

     Gains on mortgage dispositions increased by approximately $532,000 and $2.1 million for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. During the first quarter of 2003, the Partnership recognized gains of approximately $1.5 million from the assignment of three mortgages and in the second quarter of 2003 the Partnership recognized a gain of approximately $532,000 from the assignment of one mortgage. No gains or losses were recognized during the first six months of 2002.

Liquidity and Capital Resources
-------------------------------

     The Partnership's remaining Insured Mortgages have been put to HUD, as previously discussed. After these mortgages are put to HUD, the Partnership's net cash flows are reduced for several months until a debenture is issued in exchange for the mortgage.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, interest on debentures and cash receipts from interest on short-term investments, were sufficient for the six months ended June 30, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the Insured Mortgages pay a fixed monthly mortgage payment and the debentures have a fixed semi-annual interest payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments and debenture interest are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments resulting from monthly mortgage payments received or mortgage and debenture dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment by HUD of some or all of the debentures, or a sale of some or all of the debentures by the Partnership (subject to Advisor and Unitholder approval, if required), may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2008. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$257,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due a reduction in mortgage investment income, partially offset by an increase in interest and other income and decreased expenses, as previously discussed.

     Net cash provided by investing activities decreased by approximately $28,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to decreases in the receipt of mortgage principal from scheduled payments and debenture proceeds received from affiliate in 2002, partially offset by an increase in proceeds received from mortgage dispositions.

     Net cash used in financing activities increased by approximately $1.3 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in the amount of distributions paid to partners in the first six months of 2003 compared to the same period in 2002.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of June 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit No.                             Purpose
       -----------                             -------

          31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

          31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).


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



  (b) Reports on Form 8-K

        Date
        ----
        May  8, 2003     To  report  a  press  release  issued  on  May 6,  2003
                         announcing the Partnership's first quarter financial results.

        June 20, 2003    To  report  a  press  release  issued on  June 20, 2003
                         announcing   the   quarterly   distribution   to    the
                         Partnership's Unitholders.

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

                                        AMERICAN INSURED
                                        MORTGAGE  INVESTORS
                                        (Registrant)

                                        By: CRIIMI, Inc.
                                            General Partner


August 13, 2003                         /s/ Cynthia O. Azzara
---------------                         ----------------------------------------
Date                                    Cynthia O. Azzara
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer (Principal Accounting Officer)