Form 10-Q
period 2003-09-30
AMERICAN INSURED MORTGAGE INVESTORS
filed 2003-11-14
CIK 724533

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                      September 30, 2003
                                                           ------------------


Commission file number                                          1-11060
                                                           ------------------



                       AMERICAN INSURED MORTGAGE INVESTORS
               --------------------------------------------------
               (Exact name of registrant as specified in charter)



        California                              13-3180848
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S Employer
(incorporation or organization)              Identification No.)



11200 Rockville Pike, Rockville, Maryland           20852
-----------------------------------------        ----------
(Address of principal executive offices)          (Zip Code)

                               (301) 816-2300
               ---------------------------------------------------
               (Registrant's telephone number,including area code)



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

     As  of  September  30,  2003,   10,000,125   depositary  units  of  limited
partnership interest were outstanding.

                      AMERICAN INSURED MORTGAGE INVESTORS

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003



                                                                    PAGE
                                                                    ----

PART I.  Financial Information (Unaudited)

Item 1.  Financial Statements

           Balance Sheets - September 30, 2003
             (unaudited) and December 31, 2002                       3

           Statements of Income and Comprehensive Income
             - for the three and nine months ended September
             30, 2003 and 2002(unaudited)                            4

           Statement of Changes in Partners' Equity - for
             the nine months ended September 30, 2003                5
             (unaudited)

           Statements of Cash Flows - for the nine months
             ended September 30, 2003 and 2002 (unaudited)           6

           Notes to Financial Statements (unaudited)                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        14

Item 3.  Qualitative and Quantitative Disclosures About
         Market Risk                                                16

Item 4.  Controls and Procedures                                    16

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                           17

Signature                                                           18


                       AMERICAN INSURED MORTGAGE INVESTORS

                                 BALANCE SHEETS


                                                        September 30,      December 31,
                                                             2003              2002
                                                        -------------      ------------

                                                         (Unaudited)
                        ASSETS


Investment in debentures,
  at fair value                                         $ 8,989,212        $         -

Investment in FHA-Insured Certificates,
  at fair value                                           1,714,975          7,966,438

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount:
    Acquired insured mortgages                                    -          7,507,672

Due from affiliate                                        5,409,105                  -

Cash and cash equivalents                                   783,598          2,252,969

Receivables and other assets                                212,981            680,850
                                                        -----------        -----------

      Total assets                                      $17,109,871        $18,407,929
                                                        ===========        ===========

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                   $   205,976        $ 1,853,782

Accounts payable and accrued expenses                        64,892             62,286
                                                        -----------        -----------
      Total liabilities                                     270,868          1,916,068
                                                        -----------        -----------
Partners' equity:
  Limited partners' equity, 10,000,125 Units
 authorized,issued and outstanding                       22,027,810         20,710,971
  General partner's deficit                              (5,460,946)        (5,500,275)
  Accumulated other comprehensive income                    272,139          1,281,165
                                                        -----------        -----------

      Total partners' equity                             16,839,003         16,491,861
                                                        -----------        -----------
      Total liabilities and partners' equity            $17,109,871        $18,407,929
                                                        ===========        ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                      AMERICAN INSURED MORTGAGE INVESTORS

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)


                                                            For the three months ended       For the nine months ended
                                                                   September 30,                    September 30,
                                                               2003            2002            2003            2002
                                                            ---------        ---------       -----------      -----------

Income:
  Mortgage investment income                                $   64,515       $ 410,377       $   497,088      $ 1,421,441
  Interest and other income                                    204,605          22,702           421,145           29,285
                                                            ----------       ---------       -----------      -----------
                                                               269,120         433,079           918,233        1,450,726
                                                            ----------       ---------       -----------      -----------

Expenses:
  Asset management fee to related parties                        9,494          45,736            57,230          153,904
  General and administrative                                    44,461          54,277           145,733          159,935
                                                            ----------       ---------       -----------      -----------
                                                                53,955         100,013           202,963          313,839
                                                            ----------       ---------       -----------      -----------

Net earnings before gains on mortgage dispositions             215,165         333,066           715,270        1,136,887

Gains on mortgage dispositions                                 627,469          95,540         2,700,656           95,540
                                                            ----------       ---------       -----------      -----------

Net earnings                                                $  842,634       $ 428,606       $ 3,415,926      $ 1,232,427
                                                            ==========       =========       ===========      ===========

Other comprehensive (loss) income - adjustment to unrealized
   gains and losses on investments in insured mortgages       (579,917)        (51,512)       (1,009,026)         261,890
                                                            ----------       ---------       -----------      -----------
Comprehensive income                                        $  262,717       $ 377,094       $ 2,406,900      $ 1,494,317
                                                            ==========       =========       ===========      ===========

Net earnings allocated to:
  Limited partners - 97.1%                                  $  818,198       $ 416,176       $ 3,316,864     $ 1,196,687
  General Partner -   2.9%                                      24,436          12,430            99,062          35,740
                                                            ----------       ---------       -----------     -----------
                                                            $  842,634       $ 428,606       $ 3,415,926     $ 1,232,427
                                                            ==========       =========       ===========     ===========

Net earnings per Unit of limited
  partnership interest - basic                              $     0.08       $    0.04       $      0.33     $      0.12
                                                            ==========       =========       ===========     ===========


         The accompanying notes are an integral part of these financial statements.

                      AMERICAN INSURED MORTGAGE INVESTORS

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2003

                                   (Unaudited)



                                                                                       Accumulated
                                                                                          Other
                                                         General          Limited      Comprehensive
                                                         Partner          Partners        Income           Total
                                                      ------------     ------------    --------------    -------------

Balance, December 31, 2002                            $ (5,500,275)    $ 20,710,971    $ 1,281,165        $ 16,491,861

  Net earnings                                              99,062        3,316,864              -           3,415,926

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                            -                -     (1,009,026)         (1,009,026)

  Distributions paid or accrued of $0.20 per Unit,
     including return of capital of $0.14 per Unit         (59,733)      (2,000,025)             -          (2,059,758)
                                                      ------------     ------------    -----------        ------------

Balance, September 30, 2003                           $ (5,460,946)    $ 22,027,810    $   272,139        $ 16,839,003
                                                      ============     ============    ===========        ============

Limited Partnership Units outstanding - basic, as
  of September 30, 2003                                                  10,000,125
                                                                       ============




   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INSURED MORTGAGE INVESTORS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                             For the nine months ended
                                                                                                  September 30,
                                                                                               2003            2002
                                                                                           ----------        ---------


Cash flows from operating activities:
   Net earnings                                                                            $ 3,415,926       $1,232,427
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Gains on mortgage dispositions                                                        (2,700,656)         (95,540)
      Changes in assets and liabilities:
         Net decrease (increase) in due from affiliate and receivables
          and other assets                                                                     202,503         (155,857)
         Increase (decrease) in accounts payable and accrued expenses                            2,606          (29,926)
                                                                                           -----------       ----------

            Net cash provided by operating activities                                          920,379          951,104
                                                                                           -----------       ----------

Cash flows provided by investing activities:
   Debenture proceeds received from affiliate                                                        -        1,192,617
   Proceeds from disposition of mortgage                                                     1,278,919        4,872,570
   Receipt of mortgage principal from scheduled payments                                        38,895          208,929
                                                                                           -----------       ----------

            Net cash provided by investing activities                                        1,317,814        6,274,116
                                                                                           -----------       ----------

Cash flows used in financing activities:
   Distributions paid to partners                                                           (3,707,564)      (2,677,686)
                                                                                           -----------       ----------


Net (decrease) increase in cash and cash equivalents                                        (1,469,371)       4,547,534

Cash and cash equivalents, beginning of period                                               2,252,969          534,890
                                                                                           -----------       ----------

Cash and cash equivalents, end of period                                                   $   783,598       $5,082,424
                                                                                           ===========       ==========

Non cash investing activity:
   Debentures received from HUD in exchange for assigned mortgages                         $ 8,989,212       $        -
   50% share of debentures received from HUD in exchange for assigned
      mortgages (debentures are held by AIM 85)                                              5,167,835                -
   9% of proceeds due from HUD, through AIM 85, for the mortgage
      on Westbrook Apartments                                                                  149,567                -




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

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages and debentures. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore the Advisor has retained its Consent Rights.

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

     Prior to November 1988, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective has been to manage its portfolio of mortgage investments, all of which were insured under Section 221(d) (4) or
Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2008 unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

     As of November 1, 2003, the one remaining Insured Mortgage held by the Partnership had been assigned to HUD pursuant to Section 221(g) (4) of the National Housing Act (the "Section 221 Program"). Under the Section 221 Program, a mortgagee has the right to assign a mortgage ("put") to the United States Department of Housing and Urban Development ("HUD") at the expiration of 20 years from the date of final endorsement ("Anniversary Date") if the mortgage is not in default at such time. The mortgagee may exercise its option to put the mortgage to HUD during the one year period subsequent to the Anniversary Date. This assignment procedure is applicable to an Insured Mortgage, which had a firm or conditional commitment for HUD insurance benefits on or before November 30, 1983. Any mortgagee electing to assign an Insured Mortgage to HUD receives, in exchange therefor, HUD debentures having a total face value equal to (i) the then outstanding principal balance of the Insured Mortgage (ii) plus accrued interest on the mortgage to the date of assignment ("Debenture Issuance Date"). These HUD debentures generally mature 10 years from the date of assignment and bear interest at a rate announced semi-annually by HUD in the Federal Register ("going Federal rate") at such date. Generally, the Partnership is not the named mortgagee for the FHA-Insured Certificates. AIM 85 is the named mortgagee for the Partnership's FHA-Insured Certificates. AIM 85 is responsible for transferring the related HUD insurance claim proceeds to the Partnership. Debenture interest is expected be paid to the Partnership in the month it is received by AIM 85. Debenture proceeds are expected to be paid to the Partnership in the month the debenture is redeemed by HUD or sold by AIM 85. Based on the recommendation of CMSLP, the sub-advisor, and the consent of the Advisor, the General Partner may elect to put Insured Mortgages to HUD, based upon, in general, but not limited to, (i) the interest rates on mortgages, (ii) the interest rates on debentures issued by HUD and (iii) the costs and risks associated with continuing to hold the Insured Mortgages.

     Once the servicer of an Insured Mortgage has filed an application for insurance benefits ("HUD put date") under the Section 221 program on behalf of the Partnership, the Partnership no longer receives the monthly principal and interest on the applicable mortgage, and instead, HUD receives the monthly principal and interest. HUD issues debentures at the time the mortgage is assigned to HUD (approximately 30 days after the HUD put date); however, the debentures are not transferred to the mortgagee until HUD completes its assignment process of the Insured Mortgage. Based on the General Partner's experience, HUD's assignment process is generally six to eighteen months. After HUD completes its assignment process for the Insured Mortgage, HUD transfers to the mortgagee (i) HUD debentures, as discussed above, (ii) plus cash for accrued interest on the debentures at the going Federal rate, from the Debenture
Issuance Date to the most current interest payment date. Thereafter, the mortgagee receives interest on the debentures on the semi-annual payment dates of January 1 and July 1. The going Federal rate for HUD debentures issued under the Section 221 Program for the period January 1 through June 30, 2003 was 5.75%. The Partnership will recognize a gain on a mortgage assignment at the time it receives notification that the assignment has been approved. HUD assignment approval generally occurs when HUD transfers the debentures to the mortgagee and/or when the Partnership receives cash for the accrued interest on the debentures. The Partnership recognizes a loss on a mortgage assignment when it becomes probable that a loss will be incurred. The gain or loss recognized is generally equal to proceeds received from HUD, as discussed above, less the amortized cost of the Insured Mortgage.

     The  Partnership's  two  debentures,   with  an  aggregate  face  value  of
approximately $9.0 million, and the four debentures held of record by AIM 85, with an aggregate face value due to the Partnership of approximately $5.2 million, have been called for redemption by HUD on January 1, 2004. After the redemption of these debentures in January 2004, the Partnership's only remaining mortgage related asset will be a debenture claim for the mortgage on Kaynorth Apartments with a face value of approximately $1.7 million. The Partnership expects to receive a 5.75% debenture for this mortgage claim within the next six months. Since this debenture is not expected to provide adequate cash flow to fund the Partnership's operating expenses, the Partnership, subject to the consent of the Advisor, plans to sell the debenture. Once the Partnership receives the proceeds from the sale of this last debenture, the Partnership expects to dissolve and terminate. Dissolution and termination of the Partnership could occur as early as the first quarter of 2004.

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of its operations for the three and nine months ended
September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

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

3. INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in FHA-Insured Loans as of September 30, 2003 and December 31, 2002:



                                                         September 30,          December 31,
                                                             2003                  2002
                                                         -------------          ------------


Number of Acquired Insured Mortgages (1) (2)(3)                      -                     3
Amortized Cost                                           $           -          $  7,507,672
Face Value                                                           -             9,407,103
Fair Value                                                           -             9,419,737

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

     (3) In August 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 5.75% debenture in exchange for the mortgage on Town Park Apartments. Since the mortgage on Town Park Apartments was beneficially  owned  50%  by  the  Partnership  and  50%  by  AIM  85, approximately $589,000 of the debenture face is due to the Partnership, as discussed further in Note 6.

4. INVESTMENT IN FHA-INSURED CERTIFICATES

     Listed below is the Partnership's aggregate investment in FHA-Insured Certificates as of September 30, 2003 and December 31, 2002:


                                                         September 30,          December 31,
                                                            2003                    2002
                                                         -------------          ------------

Number of mortgages (1)(2)(3)(4)(5)                                  1                     5
Amortized Cost                                           $   1,442,836          $  6,685,273
Face Value                                                   1,711,751             7,936,376
Fair Value                                                   1,714,975             7,966,438


     (1) In January 2003, the Partnership received assignment proceeds from HUD for the mortgage on Westbrook Apartments. The servicer of this mortgage filed a Notice of Election to Assign in November 2002 due to its default status. The Partnership received net proceeds of approximately $1.5 million, which included 90% of the unpaid principal balance of this mortgage, plus interest at the debenture rate of 9.875% from September 2002 through January 2003. In October 2003, the Partnership received the final payment of approximately $165,000
          (representing 9% of the unpaid principal balance, plus accrued interest.) This amount was included in Due from affiliate on the Partnership's balance sheet as of September 30, 2003. The Partnership recognized a gain of approximately $228,000 during the nine months ended September 30, 2003. The Partnership declared a distribution of approximately $0.14 per Unit related to this assignment in March 2003 and was paid to Unitholders in May 2003.

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

     (4) In July 2003, HUD transferred assignment proceeds to AIM 85 in the form of a 5.75% debenture in exchange for the mortgage on Brougham Estates II. Since the mortgage on Brougham Estates II was beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $2.4 million of the debenture face is due to the Partnership, as discussed further in Note 6.

     (5) In April 2003, the servicer of the mortgage on Kaynorth Apartments filed an application to put this mortgage to HUD under the Section 221 Program. The face value of this mortgage was approximately $1.7 million as of the application date. The Partnership no longer receives monthly principal and interest from a mortgage that is put to HUD under the Section 221 Program. HUD receives the monthly principal and interest and the Partnership earns semi-annual interest on a debenture issued by HUD, as discussed above. The Partnership has not received approval for this assignment as of November 1, 2003, and will continue to accrue interest on the mortgage until the debenture is transferred to the Partnership and it begins receiving the debenture interest. As discussed in Note 1 above, the Partnership expects to receive a 5.75% debenture for this mortgage claim within the next six months. Since this debenture will be the Partnership's only remaining asset after January 1, 2004 and is not expected to provide adequate cash flow to fund the Partnership's operating expenses, the General Partner, subject to the consent of the Advisor, intends to sell the debenture. The fair value of this mortgage is included in Investment in FHA-Insured Certificates on the Partnership's balance sheet as of September 30, 2003.

5. INVESTMENT IN DEBENTURES

     Listed below is the Partnership's aggregate Investment in debentures as of September 30, 2003. The debentures were received from HUD in exchange for mortgages put to HUD under the section 221 program. The servicer of the respective mortgages filed the claims on the "Application date" listed below. The debenture and accrued interest were received on the "Date received from HUD" as listed below.

(Dollars in thousands)

                                               Debenture                             Date
                                 Redemption    Interest     Face     Application    received       Gain in
      Property Name                 Date         Rate       Value       Date        from HUD        2003
      -------------                 ----         ----       -------     --------    --------        -------

      Eastdale Apartments        01/01/2004    6.375%       $ 6,126     Jun 2002    Feb 2003        $ 1,182
      North River Place          01/01/2004    6.375%         2,863     Jun 2002    May 2003            532
                                                            -------                                 -------
      Total                                                 $ 8,989                                 $ 1,714
                                                            =======                                 ========

     The debentures pay interest semi-annually on January 1 and July 1. These debentures have been called by HUD for redemption on January 1, 2004, at face amount plus accrued interest. A distribution will be declared after the debenture proceeds are received by the Partnership. The fair value of the debentures is included in Investment in debentures on the Partnership's balance sheet as of September 30, 2003.


6. DUE FROM AFFILIATE

     Listed below are assignment proceeds due from AIM 85. The proceeds were transferred from HUD to AIM 85 in the form of debentures. The debentures were issued to AIM 85 by HUD in exchange for mortgages put to HUD under the Section 221 program. Since the mortgages assigned were beneficially owned 50% by the Partnership and 50% by AIM 85, approximately $5.2 million of the aggregate debenture face amount plus accrued interest is due to the Partnership. As indicated in the table below, the debentures have been called by HUD for redemption on January 1, 2004, at face amount plus accrued interest. The Partnership expects to receive its' portion of the face value, plus accrued interest soon after the redemption date. The application date is the date the servicer of the respective mortgage filed an application for insurance benefits under the Section 221 Program. The receipt date is the date AIM 85 received the debenture and the Partnership reported a gain related to the assignment of the respective mortgage. The debentures pay interest semi-annually on January 1 and July 1. The fair value of the Partnership's portion of the debentures is included in Due from affiliate on the Partnership's balance sheet at September 30, 2003.

   (Dollars in thousands)

                                            Debenture
                               Redemption   Interest    Due from   Application  Receipt   Gain in
Debenture for mortgage on:        Date        Rate      Affiliate    Date       Date       2003
--------------------------     ----------     -----     ---------  ------     ------     -----
Baypoint Shoreline
  Apartments                   01/01/2004     6.375%    $     906  Jun-02     Feb-03     $ 131
College Green Apartments       01/01/2004     5.750%        1,286  Feb-03     Jul-03       192
Brougham Estates II            01/01/2004     5.750%        2,387  Feb-03     Aug-03       349
Town Park Apartments           01/01/2004     5.750%          589  Feb-03     Aug-03        87
                                                        ---------                        -----
Total debentures                                        $   5,168                        $ 759
                                                        =========                        =====

7. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2003 and 2002 are as follows:

         Quarter Ended                                         2003             2002
         -------------                                        -------           -------
         March 31                                             $  0.16 (1)       $   0.16 (2)
         June 30                                                 0.02               0.05
         September 30                                            0.02               0.47 (3)
                                                              -------           --------
                                                              $  0.20           $   0.68
                                                              =======           ========


     (1) This amount includes approximately $0.14 per Unit related to the proceeds received from the assignment of the mortgage on Westbrook Apartments.

     (2)  This  amount  includes   approximately  $0.11  per  Unit  due  to  the
          redemption of the HUD debenture received from the assignment to HUD of the Fox Run Apartments mortgage.

     (3) This amount includes approximately $0.47 per unit represnting net proceeds from the prepayment of the mortgage on Creekside Village Apartments.

     The basis for paying  distributions  to  Unitholders  is net proceeds  from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the debentures have a fixed semi-annual interest payment and Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the debenture interest and monthly mortgage payments are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the mortgage base and monthly mortgage payments resulting from mortgage assignments, (3) the reduction in debenture interest resulting from debenture dispositions, and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments, debentures are redeemed by HUD and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing asset base. As discussed in Note 1 above, the Partnership expects to dissolve and terminate in early 2004. In connection with the expected disposition of the last remaining debenture and the expected termination and dissolution of the Partnership, the final distribution to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. This final distribution will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

8. TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities have, during the three and nine months ended September 30, 2003 and 2002, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                   For the three months      For the nine months
                                 Capacity in Which                  ended September 30,       ended September 30,
 Name of Recipient                 Served/Item                     2003        2002           2003         2002
 -----------------               ----------------                  ------     --------       -------      --------

CRIMMI, Inc. (1)                 General Partner/Distribution      $5,973     $140,372       $59,733      $ 203,092

AIM Acquisition
Partners, L.P. (2)               Advisor/Asset Management Fee       9,494       45,736        57,230        153,904

CRIIMI MAE Management,           Affiliate of General Partner/     13,399       12,620        37,773         35,886
Inc. (3)                           Expense Reimbursement


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 2.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement), which excludes debentures. CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee equal to 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $2,798 and $16,867 for the three and nine months ended September 30, 2003, respectively, and $16,867 and $45,357 for the three and nine months ended September 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans, the timing and amount of distributions to Unitholders, and the estimated timing of the dissolution and termination of the Partnership. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters,
(ii) interest rates, (iii) trends in the economy, (iv) assignment of mortgages, and the timing of the issuance of debentures by HUD, (v) defaulted mortgages,
(vi) errors in servicing defaulted mortgages, (vii) the timing and ability to sell debentures (if at all) on acceptable terms and the amount of proceeds from the sales thereof, (viii) the timing and amount of any final distributions to Unitholders and the timing of dissolution and termination of the Partnership, and (ix) variations in professional fees. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Mortgage Investments
--------------------

     As of September 30, 2003, the Partnership had invested in one Insured Mortgage and six debentures, four of which are due from an affiliate, with an aggregate amortized cost of approximately $15.6 million, face value of approximately $15.9 million and fair value of approximately $15.9 million.

     The  Partnership's  two  debentures,   with  an  aggregate  face  value  of
approximately $9.0 million, and the four debentures held of record by AIM 85, with an aggregate face value due to the Partnership of approximately $5.2 million, have been called for redemption by HUD on January 1, 2004. After the redemption of these debentures in January 2004, the Partnership's only remaining mortgage related asset will be a debenture claim for the mortgage on Kaynorth Apartments with a face value of approximately $1.7 million. The Partnership expects to receive a 5.75% debenture for this mortgage claim within the next six months. Since this debenture is not expected to provide adequate cash flow to fund the Partnership's operating expenses, the Partnership, subject to the consent of the Advisor, plans to sell the debenture. Once the Partnership receives the proceeds from the sale of this last debenture, the Partnership expects to dissolve and terminate. Dissolution and termination of the Partnership could occur as early as the first quarter of 2004.

Results of Operations
---------------------

     Net earnings increased by approximately $414,000 and $2.2 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to increases in gains on mortgage dispositions and interest and other income, partially offset by a reduction in mortgage investment income.

     Mortgage investment income decreased by approximately $346,000 and $924,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due a reduction in the mortgage base. The mortgage base has decreased due to the prepayment of one mortgage and the assignment of seven mortgages since September 2002.

     Interest and other income increased by approximately $182,000 and $392,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. This increase is primarily due to the interest earned on the debentures received from HUD.

     Asset management fee to related parties decreased by approximately $36,000 and $97,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the reduction in the mortgage base, as discussed above.

     General and administrative expenses decreased by approximately $10,000 and $14,000 for the three and nine months ended September 30, 2003, primarily due to a reduction in service fees and other administrative expenses as a result of the reduction in the mortgage base, as previously discussed.

     Gains on mortgage dispositions increased by approximately $532,000 and $2.6 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. During the third quarter of 2003, the Partnership recognized gains of approximately $627,000 from the assignment of three mortgages. During the third quarter of 2002, the Partnership recognized a gain of approximately $95,000 from the prepayment of one mortgage. During the first six months of 2003, the Partnership recognized gains of approximately $2.1 million from the assignment of four mortgages. No gains or losses were recognized during the first six months of 2002.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from interest on debentures, payments of principal and interest on Insured Mortgages, and cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage and/or debenture dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages and interest on debentures. Although the debentures have a fixed semi-annual interest payment and Insured Mortgages pay a fixed monthly mortgage payment the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the debenture interest and monthly mortgage payments are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the mortgage base and monthly mortgage payments resulting from mortgage assignments, (3) the reduction in debenture interest resulting from debenture dispositions, and (4) variations in the Partnership's operating expenses. In connection with the Partnership's expected sale of debentures and redemption of debentures by HUD, and the related distributions to Unitholders of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing asset base. As discussed in "Mortgage Investments," the Partnership expects to dissolve and terminate in the next six months and possibly as early as the first quarter of 2004. In connection with the expected disposition of the last remaining debenture and the expected termination and dissolution of the Partnership, the final distribution to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. This final distribution will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $31,000 for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due a reduction in mortgage investment income, partially offset by an increase in interest and other income, decreased expenses and the receipt of interest in 2003 which was accrued in 2002 for mortgages awaiting assignment to HUD.

     Net cash provided by investing activities decreased by approximately $5.0 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to decreases in proceeds received from the disposition of mortgages and debenture proceeds received from affiliate in 2002.

     Net cash used in  financing  activities  increased  by  approximately  $1.0 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in the amount of distributions paid to partners in the first nine months of 2003 compared to the same period in 2002.


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of September 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit No.                        Purpose
              -----------                        -------

                 31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

                 31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O.Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

                 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

                 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara,Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).



(b) Reports on Form 8-K

     Date
     ----
     August 14, 2003           To report a press release issued on August 13,
                               2003 announcing the Partnership's second quarter financial results.

     September 24, 2003        To report a press release issued on September
                               19,2003 announcing the quarterly distribution to
                               the   Partnership's Unitholders.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AMERICAN INSURED
                                                     MORTGAGE  INVESTORS
                                                     (Registrant)
                                                     By:CRIIMI, Inc.
                                                     General Partner


November 13, 2003                                    /s/ Cynthia O. Azzara
-----------------                                    ------------------------
Date                                                 Cynthia O. Azzara
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer (Principal
                                                     Accounting Officer)